Form 10-Q
period 2011-04-30
PDK ENERGY INC.
filed 2011-06-14
CIK 1497126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April  30, 2011

TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number

PDK Energy Inc.

(Exact name of small business issuer as specified in its charter)

           Mississippi                  2086                                27-3054731

----------------    ----------------------------      ----------------

(State or other     (Primary Standard Industrial      (I.R.S. Employer

jurisdiction of      Classification Code Number)       Identification

incorporation                                           Code Number)

         or organization)

2911 Hilltop Drive

Ann Arbor, MI  48103

734-274-9403

 (Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X   Nox

The number of shares of Common Stock, outstanding on was 2,500,000 shares as of April 30 ,2011.

Transitional Small Business Disclosure Format (check one): Yes       No x

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Balance Sheets as of April 30, 2011 (unaudited) and July 31, 2010 (audited);
Statements of Operations for the three months and nine months ended April 30, 2011 and from inception to (July 23, 2010) to April 30, 2011
Statement of Stockholders’ Deficit from Inception (July 23, 2010) to April 30, 2011 (unaudited);
Statements of Cash Flows for the nine months ended April 30, 2011 , and for the Period from Inception (July 23,2010) to April 30, 2011 (unaudited);
Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim periods ended April 30, 2011  are not necessarily indicative of the results that can be expected for the full year.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	April 30,	July 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash	$ 2,571	$ 2,850
Due from affiliate	150	-

TOTAL ASSETS	$ 2,721	$ 2,850

LIABILITIES AND STOCKHOLDER EQUITY

LIABILITIES
Accounts payable	$ 1,844	$ -
Due to shareholder	5,000	5,000

TOTAL LIABILITIES	6,844	5,000

STOCKHOLDER EQUITY

Preferred shares, no par value, authorized - 1,000,000
Commons shares, no par value, authorized - 100,000,000
- issued and outstanding - 2,500,000(July 31, 2010 - 2,500,000)	2,500	2,500

Additional paid in capital	(2,400)	(2,400)

Accumulated deficit during development stage	(4,223)	(2,250)

TOTAL STOCKHOLDER EQUITY	(4,123)	(2,150)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ 2,721	$ 2,850

The accompanying notes are an integral part of these financial statements.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months	Nine Months	From Inception
	Ended	Ended	July 23, 2010 to
	April 30, 2011	April 30, 2011	April 30, 2011

REVENUE	$ -	$ -	$ -

EXPENSES
General and administrative	1,543	1,629	3,879

Total Expenses	1,543	1,629	3,879

OTHER EXPENSES
Interest expense	100	344	344

NET INCOME(LOSS)	$ (1,643)	$ (1,973)	$ (4,223)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING		2,500,000

NET INCOME(LOSS) PER SHARE		$ (0.00)

The accompanying notes are an integral part of these financial statements.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM INCEPTION(JULY 23, 2010) TO APRIL 30, 2011
(UNAUDITED)

	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTALS

Balance - July 23, 2010	-	$ -	$ -	$ -	$ -

Issuance of shares for cash	2,500,000	2,500	(2,400)	-	100

Net loss - July 31, 2010	-	-	-	(2,250)	(2,250)

Balance - July 31, 2010	2,500,000	2,500	(2,400)	(2,250)	(2,150)

Net loss - April 30, 2011	-	-	-	(1,973)	(1,973)

Balance - April 30, 2011	2,500,000	$ 2,500	$ (2,400)	$ (4,223)	$ (4,123)

The accompanying notes are an integral part of these financial statements.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months	From Inception
	Ended	July 23, 2010 to
	April 30, 2011	April 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$ (1,973)	$ (4,223)
Adjustment to reconcile net loss to net cash
used in operating activities:	-	-
Changes in operating assets and liabilities:
Accounts payable	1,844	1,844

Net cash used in operating activities	(129)	(2,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer	-	5,000
Issuance of common stock	-	100

Net cash provided by financing activities	-	5,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Due from affiliate	(150)	(150)

Net cash used in financing activities	(150)	(150)

INCREASE (DECREASE) IN CASH	(279)	2,571

CASH, Beginning of period	2,850	-

CASH, End of period	$ 2,571	$ 2,571

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

April 30, 2011

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies:

Organization:

PDK ENERGY INC. (the “Company”) was organized in the State of Mississippi on July 23, 2010.  We commenced operations in July 2010.  PDK Energy Inc. is a development stage company focused on developing, marketing and distributing unique beverage brands for the youth and energy drink markets.

The Company’s fiscal year end is July 31.

Basis of Presentation – Development Stage Company:

The Company has not earned any revenues from limited principal operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Codification Topic 915 (“ASC 915”).  Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity (deficit) and cash flows disclose activity since the date of the Company’s inception.

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.  In the opinion of management, these interim financial statements include all of the necessary adjustments to make them not misleading.

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Use of Estimates:

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depends on future events, the preparation of financial statements for any period necessarily involves the use of estimates and assumption an example being assumptions in valuation of stock options. Actual amounts may differ from these estimates. These financial statements have, in management's opinion, been properly

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

April 30, 2011

(Unaudited)

Use of Estimates:(continued)

prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below.

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

Stock-Based Compensation

The Company accounts for share-based compensation under the fair value recognition provisions such that compensation cost is measured at the grant date based on the value of the award and is expensed ratably over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the percentage of awards which will be forfeited, stock volatility, the expected life of the award, and other inputs. If actual forfeitures differ significantly from the estimates, share-based compensation expense and the Company's results of operations could be materially impacted.

The Company may also issue restricted stock to consultants for various services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   The Company recognizes these service expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.  When stock is issued as payment for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions.  If stock is issued in advance of service performance expense is recognized ratably over the requisite service period.

For the nine months ended April 30, 2011 there was no issuance of equity ownership for services.  As of April 30, 2011 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation.

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

April 30, 2011

(Unaudited)

Note 2 – Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception through April 30, 2011, the Company has had no operations.  As of April 30, 2011, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to commence a commercially viable operation and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Federal Income Taxes:

The Company accounts for income taxes under the asset and liability method, whereby deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components  of  the  Company's  deferred  tax liabilities and assets as of April 30, 2011 are as follows:

 Deferred tax assets:

                   Federal and state net operating loss

$         4,223

                   Equity instruments issued for compensation                       -

             Total deferred tax assets

            4,223

                   Less valuation allowance

           (4,223)

$          --====

Note 4 - Note Payable - Shareholder

On July 23, 2010, $5,000 was advanced to the Company by the majority shareholder.  The note bears interest at the rate of 8% per annum, is unsecured and there are no fixed terms of repayment.  The note can be converted to common stock at any time at a conversion price of $.007 per common share of stock.  As of April 30, 2011, there is no beneficial conversion, which would affect both the financial results and the dilutive earnings per share.

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

April 30, 2011

(Unaudited)

Note 5 – Related Party Transaction:

The Company issued 2,500,000 shares of common stock to its founder and director for a cash consideration of $100 on July 23, 2010.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company has little need for office space, therefore, does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.  Management will assess the valuation of the utilized space at such time that the activities and utilization of the facilities become material.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 6 – Capital Equity:

The Company has two classes of stock:

1.

Preferred shares:  1,000,000 shares authorized, par value $.01.  Preferred shares have 100 votes per common stock equivalent.  There have been no preferred shares issued to date.

2.

Common shares:  100,000,000 shares authorized, par value $.001.  Each common share has 1 vote per share.  There have been 2,500,000 shares issued to date.

Note 7 – Financial Accounting Developments:

Recently Issued Accounting Pronouncements

Effective January 1, 2010, the Company adopted an accounting standard update regarding accounting for transfers of financial assets. As codified under Accounting Standards Codification, or ASC, 860, this update prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, the update amends Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised), to variable

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

April 30, 2011

(Unaudited)

Note 7 – Financial Accounting Developments:(continued)

Recently Issued Accounting Pronouncements(continued)

 interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. Since the update is effective for transfer of financial assets occurring on or after January 1, 2010 and the Company has not had any such transactions subsequent to January 1, 2010 to date, the adoption of this update did not have an impact on the Company’s financial statements.

Effective January 1, 2010, the Company adopted an accounting standard update regarding fair value measures. As codified under ASC 820, this update requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. Since this update addresses disclosure requirements, the adoption of this update did not impact the Company’s financial position, results of operations or cash flows.

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended June 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on October 1, 2010.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

increased competitive pressures from existing competitors and new entrants;

our ability to raise adequate working capital;

deterioration in general or regional economic conditions;

adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

loss of customers or sales weakness;

inability to achieve sales levels or other operating results;

the unavailability of funds for capital expenditures; and

operational inefficiencies.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operations” in this document.

Item 2. Plan of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this filing.

Background Overview

PDK Energy Inc. was incorporated on July 23, 2010 in the State of Mississippi. We commenced operations in July 2010.  PDK Energy Inc. is a development stage company focused on developing, marketing and distributing unique beverage brands for the youth and energy drink markets.

Our product is expected to be called Gogoplata Energy Drink. It is our intention to direct any marketing and sales efforts towards the youth market seeking an alternative to traditional carbonated beverages such as Coca-Cola, Mountain Dew, or Red Bull.

The term “Gogoplata” represents an identification with the growing sport of mixed martial arts. A gogoplata is an aggressive finishing move in Brazilian jiu-jitsu which is one of the cornerstone disciplines of modern mixed martial arts.

Since our inception on July 23, 2010 through April  30 2011, we have not generated any revenues and have incurred a net loss of $4, 223 for the fiscal year.

Since inception, we have developed our business concept which involves energy drinks targeted to young males. We intend to secure a contract manufacturer to produce our first product, Gogoplata Energy and we have secured the domain name, drinkgogoplata.com to promote and sell our first product.

As of the date of this prospectus we have only one officer and director acting as our sole employee, who we anticipate devoting only a small portion of his time to the company going forward. Additionally, even with the sale of securities offered hereby, we will not have the financial resources needed to hire additional employees or meaningfully expand our business. We anticipate operating losses for at least the next 12 months.

.

PLAN OF OPERATIONS

We intend to develop, market, and distribute unique beverage brands and products that are positioned for the youth and energy drink markets and are targeted to the growing category of lifestyle, nonalcoholic beverages.

We intend to produce our energy drink products in the United States utilizing independent contract manufacturers. Currently we have no agreements with any contract manufacturers to produce our products.

Teens and young adults, specifically young males, are the target for our products. We intend to identify with a popular lifestyle trend for this demographic group to position our beverage products. Gogoplata Energy is influenced by the extremely popular sport of mixed martial arts.

We intend to use eye catching graphics, authentic designs that are specifically related to the lifestyle segment that we intend to address. We will also attempt to price our products at the lower end of the pricing spectrum for energy drinks to appeal to the broadest possible audience.

We also anticipate that we will develop our beverage products using only natural ingredients. We believe that this will distinguish our products from others in the marketplace and will allow for an added value to the consumer.  Some of the energy ingredients in the variety of energy drinks include:

•

Royal Gelly (Honey bee byproduct)

•

Ginseng (Herbal root very popular in Asia)

•

Ashwaganda (Member of the pepper family also known as Indian ginseng)

•

Horny Goat Weed (Chinese plant)

•

Skullcap (North American perennial herb)

•

White Willow (North American tree bark, natural alternative to aspirin)

•

Black Seed (Ancient herbal remedy in Asia, Africa and the Middle East)

•

Guarana (Fruit vine found in Amazon Basin with a powerful caffeine bean)

•

Taurine (A naturally occurring acid)

Products

Our  Gogoplata Energy brand will be  directed to consumers who prefer energy beverage products to traditional carbonated soft drinks such as Coca-Cola®, Pepsi® and 7-Up®. The energy beverage category is attractive to us because we believe that we will be able to develop niche products for specific groups and will be able to market more effectively.

We currently do not have an energy drink product to sell. We intend to use unique ingredients, the newest ideas in packaging and can design techniques and Mr. Eric Joffe’s creative abilities along with Mr. Joffe’s passion for mixed martial arts to develop our first product. We also anticipate working with our contract manufacturer when secured to complete the design of our product.

No money has been spent on research and development at this time.

Our first product is named “Gogoplata Energy”. It is designed to appeal to a consumer that wants an energy drink that is identified with the sport of mixed martial arts.

We intend to develop other products targeting other consumer needs in the energy drink category such as intense energy, sugar free, and organic. We currently have not expanded beyond these concepts at this time.

Sales, Marketing and Distribution

Our sales and marketing strategy anticipates focusing our efforts on developing brand awareness and trial through sampling both in stores and at events. We expect to employ a “PUSH” - “PULL” promotional and advertising strategy to build brand awareness, generate trial/sampling purchases and gain distribution of Gogoplata Energy.  Our planned three stage “go-to-market” approach first educates the consumer about the product through a combination of grassroots marketing and public relations initiatives, then makes the product readily available with direct and three-tier distribution, and finally implement programs to motivate consumers to buy Gogoplata Energy.

“PUSH,” or “getting the product on the shelf,” provides the programs necessary to gain distribution and secure product placement on retailer’s limited shelves and/or nightclub’s back bar-space. It consists of customer marketing funds designed to support the customer’s best promotional and consumption building vehicles, as well as employee incentive and training programs, while providing materials that clearly communicate Gogoplata Energy’s s key brand benefit: “Gogo Energy when you need it most.”  These materials consist of a variety of “communication messages,” including those listed above as well as shelf and cooler signs, neck hangers, window banners, floor displays with header cards, table tents, menus, back bar pieces and logo apparel. We intend to budget approximately 10% of our gross sales as a contribution to these customer marketing funds, as well as provide participation with our distributors by matching funds (i.e., we provide $1.00 per case and the distributor provides $1.00 per case; together, we contribute $2.00 towards the customers’ best promotional vehicles).

“PULL,” or getting the product “off-the-shelf” and into the hands of happy consumers, answers the biggest question posed by buyers: “What are you doing to drive consumers into my store to purchase your product?” Pull programs are designed to entice and educate consumers, while motivating them to sell or purchase our product. Various Pull programs include advertising directed towards the consumer (print, radio, TV, internet, direct mail, etc.), instant redeemable or mail-in coupons, mail-in money back rebates, retailer loyalty programs, co-branding with complementary products, and wet sampling events. We will employ all of the above, budgeting an additional 10% to support these programs that reach our targeted audience.

The following are a sample of the creative approaches and tactics we may use to build our brands:

Media advertisements (newspaper and magazine) that will be placed with the advice of media buying professionals;

Improved electronic presence (enhanced website and e-mail communication);

In-store sales promotions;

Targeted sponsorship and sampling of brand-building events such as extreme sports and mixed martial arts;

On premise marketing with the Gogoplata Energy model team.

Seasonality

We believe that sales of ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions. Sales of our beverage products may become increasingly subject to seasonal fluctuations. Quarterly fluctuations may also be affected by other factors, including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers and distributors, changes in the mix of sales of our finished products and changes in and/or increased advertising, marketing and promotional expenses.

Competition

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors, and marketing campaigns. Our product competes with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing, and distribution resources than we do.

It is our estimate that important factors affecting our ability to compete successfully include:

the taste and flavor of our products;

trade and consumer promotions;

rapid and effective development of new, unique, cutting-edge products;

attractive and different packaging;

branded product advertising; and pricing.

We also expect to compete for distributors who will concentrate on marketing our products over those of our competitors, provide stable and reliable distribution, and secure adequate shelf-space in retail outlets. Competitive pressures in the alternative, energy, and functional beverage categories could cause our products to be unable to gain market share and we could experience price erosion, which could have a material adverse affect on our business and results.

We compete not only for consumer acceptance, but also for maximum marketing efforts by multi-brand licensed bottlers, brokers and distributors, many of which have a principal affiliation with competing companies and brands. Our product competes with all liquid refreshments and with products of much larger and substantially better-financed competitors, including the products of numerous nationally and internationally known producers such as The Coca-Cola Company, PepsiCo, Inc., Cadbury Schweppes plc, Red Bull Gmbh, Kraft Foods, Inc., Nestle Beverage Company, Tree Top, Inc., and Ocean Spray Cranberries, Inc. We also compete with companies that are smaller or primarily local in operation. Our products also compete with private label brands such as those carried by grocery store chains, convenience store chains and club stores.

Intellectual Property

We rely on common law rights to our trademark “Gogoplata Energy” The common law rights protect the use of this mark used to identify our product. It is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to protect our trade name will have a material adverse effect on our business, results of operations, and financial condition. We also rely on trade secrets and proprietary know-how to protect our concepts. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop similar know-how or obtain access to our know-how and concepts. There can be no assurance that we will be able to adequately protect our trade secrets. Third parties may assert infringement claims against us or against third parties upon whom we rely and, in the event of an unfavorable ruling on any claim, we may be unable to obtain a license or similar agreement to use trade secrets that we rely upon to conduct our business.

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

We are subject to various risks which may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN

Risks Relating to Our Business

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a relatively limited operating history and no history as a public reporting company. Such limited operating history and the unpredictability of the beverage industry makes it difficult for investors to evaluate our businesses and future operating results. An investor in our securities must consider the risks, uncertainties, and difficulties frequently encountered by companies in new and rapidly evolving markets. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated August 02, 2010 our registered public accounting firm stated that our financial statements for the year ended July 31, 2010 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to generate a profit, as we have experienced net operating losses since inception. Our continued net operating losses and our auditors’ doubts may hinder our ability to secure financing in the future and our efforts to continue as a going concern may not prove successful.

Increased competition could hurt our business.

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors, and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing, and distribution resources than we do.

Important factors affecting our ability to compete successfully include:

the taste and flavor of products; trade and consumer promotions;

rapid and effective development of new, unique cutting-edge products;

attractive and different packaging;

branded product advertising; and

pricing.

Our product competes with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as The Coca-Cola Company, PepsiCo Inc., Cadbury Schweppes plc, Red Bull Gmbh, Kraft Foods Inc., Nestle Beverage Company, Tree Top, Inc., and Ocean Spray Cranberries, Inc. We also compete with companies that are smaller or primarily local in operation and with private label brands such as those carried by grocery store chains, convenience store chains and club stores. There can be no assurance that we will not encounter difficulties in maintaining our current revenues or market share or position due to competition in the beverage industry. If our revenues decline, our business, financial condition, and results of operations could be adversely affected.

If consumer preferences shift, there may be reduced demand for our products.

Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative beverages. In order to retain and expand our market share, we must continue to develop and introduce different and innovative beverages and be competitive in the areas of quality and health, although there can be no assurance of our ability to do so. There is no assurance that consumers will  purchase our product.

Increased consumer awareness of health concerns regarding soft drinks may effect sales of our products.

There is increasing awareness and concern for the health consequences of obesity. Our product contains sugar naturally occurring from a blend of seven natural fruit juices. Since we do not offer a diet beverage, this could affect our profitability.

We have no products and we cannot guarantee we will ever have any. Even if we develop a product, there is no assurance that we will make a profit.

    We do not have a product. We cannot guarantee we ever will have one. Even if we develop a product, there is no guarantee that we will be able to sell it successfully. If we are unable to sell our product, we will have to suspend or cease operations.

We depend on contract Manufacturers that may not be available

We do not directly manufacture our product, but instead except to outsource such manufacturing to bottlers and other contract packers. Although our production arrangements are expected to be generally of short duration or are terminable upon request, in the event of a disruption or delay, we may be unable to procure alternative packing facilities at commercially reasonable rates and/or within a reasonably short time period.

We except to rely on contract manufactures to manufacture our products. If we are unable to secure and then maintain good relationships with our contract manufactures and/or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.

We may not predict the market for our products accurately.

We may not accurately estimate the demand for our products, as our ability to do so may be imprecise, particularly since Gogoplata Energy is a new product, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate the demand for our product or are unable to secure sufficient ingredients or raw materials including, but not limited to, glass bottles, labels, fruit pulp concentrates, fruit juice concentrates or packing arrangements, we might not be able to satisfy the demand on a short-term basis.

Significant changes in government regulation may hinder sales.

The production, distribution and sale in the United States of our products is subject to the Federal Food, Drug and Cosmetic Act and various other federal, state, and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling, and ingredients of our product. New statutes and regulations may also be instituted in the future. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or our product may have to be recalled and/or reformulated and/or repackaged, thus adversely affecting our financial condition and operations. Certain cities and states have also proposed or enacted taxes on soft drinks which may affect the market for our products.

In the event that we are unable to successfully project demand for our product and maintain sufficient inventory levels, we may not be able to achieve profitable operations.

If we do not maintain sufficient inventory levels or if we are unable to deliver our products to our customers in sufficient quantities, or if our retailer’s inventory levels are too high, our operating results will be adversely affected.

If we do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, our inventory levels will not be appropriate and our results of operations may be negatively impacted. If we fail to meet our delivery schedules, we could damage our relationships with distributors and/or retailers, increase our shipping costs or cause sales opportunities to be delayed or lost. In order to be able to deliver our products on a timely basis, we need to maintain adequate inventory levels of the desired products. If the inventory of our products held by our distributors and/or retailers is too high, they will not place orders for additional products, which would unfavorably impact our future sales and adversely affect our operating results.

Risks related to our management

Our Management has no experience in the beverage industry

Mr. Joffe, our sole officer and director, has no experience in framing an energy drink business and no experience in the beverage industry. The lack of experience in the industry could impact our return on investment, if any.

As a result of our reliance on Mr. Joffe, his lack of experience in developing an Energy Drink, our investors are at risk in losing their entire investment. Mr. Joffe intends to hire personnel in the future, when sufficiently capitalized, who may have the experience required to manage our company, such management is not anticipated until the occurrence of future financing. Since this offering will not sufficiently capitalize our company, future offerings will be necessary to satisfy capital needs. Until such future offering occurs, and until such management is in place, we are reliant upon Mr. Joffe to make the appropriate management decisions.

Mr. Joffe is involved with other interests and there can be no assurance that he will continue to provide services to us. Mr. Joffe’s limited time devotion, less than 20 hours per month, to PDK Energy could have the effect on our operations of preventing us from being a successful business operation, which ultimately could cause a loss of your investment.

As compared to many other public companies, we do not have the depth of managerial or technical personnel. Mr. Joffe is currently involved in other businesses, which have not, and are not expected in the future to interfere with Mr. Joffe’s ability to work on behalf of our company. Mr. Joffe may in the future be involved with other businesses and there can be no assurance that he will continue to provide services to us. Mr. Joffe will devote only a portion, less than 20 hours per month, of his time to our activities. As our sole officer and director, decisions are made at his sole discretion and not as a result of compromise or vote by members of a board.

We are highly dependent on our sole officer and director to operate and manage the Company as he is currently the Company’s only officer and director as well as employee. Loss of Mr. Joffe could result in our operations halting.

 The success of the Company's business is highly dependent upon the services, efforts and abilities of Eric Joffe, the Company's President and Chief Executive Officer.  The business of the Company could be materially and adversely affected by the loss of any of Mr. Joffe.  The Company does not maintain key man life insurance on the life of Mr. Joffe.  The Company does not have any employment agreement with Mr. Joffe.

Our results of operations may fluctuate due to seasonality.

Our sales are subject to seasonality. For example, we typically experience higher sales in summer time in coastal cities while sales remain constant throughout the entire year in some inland cities. In general, we believe our sales will be higher in the second and third quarter of the year when the weather is hot and dry, and lower in the fourth and first quarter of the year when the weather is cold and wet. Sales peak during the months from June to September. Sales can also fluctuate during the course of a financial year for a number of other reasons, including the timing of advertising and promotional campaigns. As a result of these reasons, our operating results may fluctuate. In addition, the seasonality of our results may be affected by other unforeseen circumstances, such as production interruptions. Due to these fluctuations, comparison of sales and operating results between the same periods within a single year, or between different periods in different financial years, are not necessarily meaningful and should not be relied on as indicators of our performance.

Risks Relating to Our Organization

We are controlled by a principal stockholder

Eric Joffe our majority shareholder, owns a significant percentage of are common stock and will be able to exercise significant influence over PDK’s affairs.

Eric Joffe beneficially owns approximately 2,500,000 of our outstanding shares of common stock, or approximately 100% of our common stock.  As such, Eric Joffe has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

.

Item 3. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the nine months ended April 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits and Reports on Form 8-K.

Exhibits

Incorporated by reference

Exhibit

number

Exhibit description

Filed

herewith

Form

1

31

Certification pursuant to Section 302 of the Sarbanes-Oxley Act

X

32

Certification pursuant to Section 906 of the Sarbanes-Oxley Act

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDK Energy Inc.

By:/s/ Eric Joffe

 Eric Joffe , President,

 Chief Executive Officer

Chief Financial Officer

Date: June 8, 2011