Form 10-K
period 2011-07-31
PDK ENERGY INC.
filed 2011-10-31
CIK 1497126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to____________

Commission file number:

PDK Energy Inc.
.(Name of small business issuer in its charter)

Mississippi	27-3054731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2911 Hilltop Drive Ann Arbor, MI 48103
 (Address of principal executive offices) (Zip Code)

Issuer's telephone number: (734) 274-9403

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

State issuer's revenues for its most recent fiscal year: $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1000 as of July 31, 2011.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:2,600,000  as of July 31, 2011.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements contained in this Annual Report on Securities and Exchange Commission ("SEC") Form 10-KSB ("Form 10-K") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. These statements may be contained in our filings with the Securities and Exchange Commission, press releases, and written or oral presentations made by our representatives to analysts, rating agencies, stockholders, news organizations and others. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "intend", "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Business Development

PDK Energy Inc. (“The Company”) was incorporated in the State of Missississpi on July 23 , 2011. The Company’s fiscal year end is July 31. We intend to develop, market, and distribute unique beverage brands and products that are positioned for the youth and energy drink markets and are targeted to the growing category of lifestyle, nonalcoholic beverages.

The Company has never been in bankruptcy or receivership.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

In their audit report dated September 24, 2011 our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plan. See the   Audited Financial Statements - Auditors Report". Because we have been issued an opinion by its auditor that substantial doubt exists as to whether we can continue as a going concern it may be more difficult to attract investors.

Business Development Summary

PDK Energy Inc. is a development stage company incorporated in the State of Mississippi in July 23, 2010. We were formed to engage in the creation of a drink called, Gogoplata Energy, as our first product offering.

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

The following are a sample of the creative approaches and tactics we may use to build our brands:

•	Media advertisements (newspaper and magazine) that will be placed with the advice of media buying professionals;
•	Improved electronic presence (enhanced website and e-mail communication);
•	In-store sales promotions;
•	Targeted sponsorship and sampling of brand-building events such as extreme sports and mixed martial arts;
•	On premise marketing with the Gogoplata Energy model team.

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

Competition

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors, and marketing campaigns. Our product competes with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing, and distribution resources.

It is our estimate that important factors affecting our ability to compete successfully include:
•	the taste and flavor of our products;
•	trade and consumer promotions;
•	rapid and effective development of new, unique, cutting-edge products;
•	attractive and different packaging;
•	branded product advertising; and pricing.

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

Employees

We are a development stage company and currently have only one part-time employee, Eric Joffe, who is also our sole officer and director. We look to Mr. Joffe for his entrepreneurial skills and talents. For a discussion of Mr. Joffe’s experience, please see “Director, Executive Officers, Promoters and Control Persons.” Initially Mr. Joffe will coordinate all of our business operations. We plan to use attorneys, accountants, and technology personnel, as necessary and do not plan to engage any additional full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees: however we do not intend to hire these individuals within the next 12 months. A portion of any employee compensation likely would include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock.

Mr. Joffe is spending the time allocated to our business in handling the general business affairs of our company such as accounting issues, including review of materials presented to our auditors, working with our counsel in preparation of filing our S-1 registration statement, and developing our business plan and overseeing the technological aspects of our business, including the analysis of various software companies capable of generating the type of software we require.

Patents

The company holds no patents for its products.

Government Regulation

Government approval is not necessary for the Company’s business and government regulations have a negligible effect on its business.

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

In their report dated September 24, 2011 our registered public accounting firm stated that our financial statements for the year ended July 31, 2010 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to generate a profit, as we have experienced net operating losses since inception. Our continued net operating losses and our auditors’ doubts may hinder our ability to secure financing in the future and our efforts to continue as a going concern may not prove successful.

Increased competition could hurt our business.

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors, and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing, and distribution resources.

Important factors affecting our ability to compete successfully include:

•	the taste and flavor of products; trade and consumer promotions;
•	rapid and effective development of new, unique cutting-edge products;
•	attractive and different packaging;
•	branded product advertising; and
•	pricing.

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

There is no current public market for our common stock; therefore you may be unable to sell your securities at any time, for any reason, and at any price, resulting in a loss of your investment.

As of the date of this filing, there is no public market for our common stock. Although we plan, in the future, to contact an authorized OTC Bulletin Board market maker for sponsorship of our securities on the Over-the-Counter Bulletin Board, there can be no assurance that our attempts to do so will be successful. Furthermore, if our securities are not quoted on the OTC Bulletin Board, or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, investors may be unable to liquidate their investment for any reason. We have not originated contact with a market maker at this time, and do not plan on doing so until completion of this offering.

Because our common stock is deemed a low-priced “penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

As a result of our placing your invested funds into a segregated account as opposed to an escrow account, the funds are subject to attachment by creditors of the company, thereby subjecting you to a potential loss of the funds.

Because the funds are being placed in a segregated account rather than an escrow account, creditors of the company could try to attach, and ultimately be successful in obtaining or attaching the funds before the offering closes. Investors would lose all or part of their investments if this happened, regardless of whether or not the offering closes.

Our preferred stock holders may have superior rights which could affect the rights of the common stockholders.

The Company is authorized to issue preferred stock.  The Board, without stockholder approval, may issue shares of the preferred stock with rights and preferences adverse to the voting power or other rights of the holders of the Common Stock.  No preferred stock has been issued.  See "Description of Capital Stock -- Preferred Stock."

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which became effective on July 21, 2010, has amended Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”). The rules adopted by the SEC pursuant to the Act require an annual assessment of our internal control over financial reporting. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly; we believe that the annual assessment of our internal controls requirement will first apply to our annual report for the 2010 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. Pursuant to the amended Act, as neither a “large accelerated filer” nor an “accelerated filer”, we are exempt from the requirements of Section 404(b) of the Act to obtain an auditor’s report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting

We do not expect to pay dividends

We have never declared a cash dividend on our common stock and do not expect to pay cash dividends for the foreseeable future. We expect that all cash flow generated from our operations in the foreseeable future will be retained and used to develop or expand our business.

EMPLOYEES

As of July 31, 2011, we had a total of One Part -time employee. This part-time employee is not covered by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently maintain our executive offices at 2911 Hilltop Drive Ann Arbor, MI 48103

ITEM 3. LEGAL PROCEEDINGS.

The company is not party to any legal proceedings .

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is not listed or quoted at the present time, and there is no present public market for the Company's common stock. The Company intends to have a sponsoring market maker file a Form 211 with the NASDAQS Stock Market for a quotation on the over-the-counter bulletin board. There can be no assurance that the Company’s securities will be quoted on the bulletin board or any other quotation medium.

PENNY STOCK STATUS

If and when the Company develops a market for its common stock, it will be a  "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934. This makes it subject to reporting,  disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

1.  Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

2.  Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

3.  Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

4.  The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the company's stock.

SALES OF UNREGISTERED SECURITIES

None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Shareholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, our ability to fully establish our proposed websites and our ability to conduct business with Palm, Inc. and be successful in selling products. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

GENERAL

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the year ended July 31, 2011 elsewhere in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Management's Discussion and Analysis of Financial Condition and Results of Operations discuss the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report on Form l0-K for the year ended July 31, 2011.

Results of Operations

For the Years Ended July 31, 2011 and July 31, 2010

There was no revenue for the year ended July 31, 2011 or July 31, 2010 as the Company has had no business activity.

Selling, general and administrative expenses for the year ended July 31, 2011 was $2,329 and $2,250 for the year ended July 31, 2010.

Interest expense and financing costs for the years ended July 31, 2011 was $444 and July 31, 2010 was $0.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred net losses since our inception of $5,023. We have negative working capital of $3,923.   We have used $2,729 in operating activities since inception.  We have $3,371 in cash, in which to meet our current obligations.  We believe that our cash will only sustain minimal activities and will not be able execute our operating plan.  Our majority shareholder has advanced funds, enabling us to continue our limited operations; however, there is no commitment to continue monetary support.  In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

ITEM 7. FINANCIAL STATEMENTS.

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
PDK Energy, Inc.

I have audited the balance sheets of PDK Energy, Inc. as of July 31, 2011 and 2010 and the related statement of operations, changes in stockholder’s deficit, and cash flows for the year ended July 31, 2011 and for the periods July 23, 2010 (date of inception) through July 31, 2010 and 2011..  These financial statements are the responsibility of the Company’s management.  My responsibility was to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of PDK Energy, Inc. as of July 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended July 31, 2011 and for the periods from July 23, 2010 (date of inception) through July 31, 2010 and 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues from operation, has negative working capital, has not emerged from the development stage, and is requiring traditional financing or equity funding to commence its operating plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA
Palm Harbor, Florida
September 24, 2011

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	July 31,	July 31,
	2011	2010
ASSETS

CURRENT
Cash	$3,371	$2,850
Prepaid and other	150	-

TOTAL ASSETS	$3,521	$2,850

LIABILITIES AND STOCKHOLDER EQUITY

LIABILITIES
Accounts payable	$2,444	$-
Due to shareholder	5,000	5,000

TOTAL LIABILITIES	7,444	5,000

STOCKHOLDERS' DEFICIT

Preferred shares, no par value, authorized - 1,000,000
Commons shares, no par value, authorized - 100,000,000
- issued and outstanding - 2,600,000(July 31, 2010 - 2,500,000)	2,600	2,500

Additional paid in capital	(1,500)	(2,400)

Accumulated deficit during development stage	(5,023)	(2,250)

TOTAL STOCKHOLDER DEFICIT	(3,923)	(2,150)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,521	$2,850

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	YEAR ENDED		From Inception
	JULY 31,		July 23, 2010 to
	2011	2010	July 31, 2011

REVENUE	$-	$-	$-

EXPENSES
General and administrative	2,329	2,250	4,579

Total Expenses	2,329	2,250	4,579

OTHER EXPENSES
Interest expense	444	-	444

NET INCOME(LOSS)	$(2,773)	$(2,250)	$(5,023)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	2,520,822	2,500,000

NET INCOME(LOSS) PER SHARE	$(0.00)	$(0.00)

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM INCEPTION(JULY 23, 2010) TO JULY 31, 2011

	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTALS

Balance - July 23, 2010	-	$-	$-	$-	$-

Issuance of shares for cash	2,500,000	2,500	(2,400)	-	100

Net loss - July 31, 2010	-	-	-	(2,250)	(2,250)

Balance - July 31, 2010	2,500,000	2,500	(2,400)	(2,250)	(2,150)

Shares issued for cash, May 16, 2011 at $.01 per share	100,000	100	900	-	1,000

Net loss - July 31, 2011	-	-	-	(2,773)	(2,773)

Balance - July 31, 2011	2,600,000	$2,600	$(1,500)	$(5,023)	$(3,923)

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	YEAR ENDED		From Inception
	JULY 31,		July 23, 2010 to
	2011	2010	July 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$(2,773)	$(2,250)	$(5,023)
Adjustment to reconcile net loss to net cash
used in operating activities:		-	-
Changes in operating assets and liabilities:
Prepaid and other	(150)		(150)
Accounts payable	2,444	-	2,444

Net cash used in operating activities	(479)	(2,250)	(2,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer	-	5,000	5,000
Issuance of common stock	1,000	100	1,100

Net cash provided by financing activities	1,000	5,100	6,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Due from affiliate	-	-	-

Net cash used in financing activities	-	-	-

INCREASE (DECREASE) IN CASH	521	2,850	3,371

CASH, Beginning of period	2,850	-	-

CASH, End of period	$3,371	$2,850	$3,371

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
July 31, 2011

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

Use of Estimates:

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depends on future events, the preparation of financial statements for any period necessarily involves the use of estimates and assumption an example being assumptions in valuation of stock options. Actual amounts may differ from these estimates. These financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
July 31, 2011

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

For the year ended July 31, 2011 there was no issuance of equity ownership for services.  As of July 31, 2011 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
July 31, 2011

Note 2 – Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception through July 31, 2011, the Company has had no operations.  As of July 31, 2011, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to commence a commercially viable operation and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Federal Income Taxes:

The Company accounts for income taxes under the asset and liability method, whereby deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components  of  the  Company's  deferred  tax liabilities and assets as of July 31, 2011 are as follows:

Deferred tax assets:
Federal and state net operating loss	$5,023
Equity instruments issued for compensation	-

Total deferred tax assets	5,023
Less valuation allowance	(5,023)
$-

Note 4 - Note Payable - Shareholder

On July 23, 2010, $5,000 was advanced to the Company by the majority shareholder.  The note bears interest at the rate of 8% per annum, is unsecured and there are no fixed terms of repayment.  The note can be converted to common stock at any time at a conversion price of $.007 per common share of stock.  There was no beneficial conversion, which would affect both the financial results and the dilutive earnings per share.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
July 31, 2011

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

Note 6 – Capital Equity:

The Company has two classes of stock:

1.	Preferred shares: 1,000,000 shares authorized, par value $.01. Preferred shares have 100 votes per common stock equivalent. There have been no preferred shares issued to date.
2.	Common shares: 100,000,000 shares authorized, par value $.001. Each common share has 1 vote per share. There have been 2,600,000 shares issued to date.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
July 31, 2011

Note 7 – Financial Accounting Developments:

Recently Issued Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”, which specifies that when a public company completes a business combination(s), the company should disclose revenue and earnings of the combined entity as though the business combination(s) occurred as of the beginning of the comparable prior annual reporting period. This standard also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. The requirements in this standard are effective for business combinations that occur on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will apply the provisions of ASU 2010-29 on a prospective basis. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. This standard clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity’s shareholders’ equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and (4) guidance on measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the sensitivity of fair value to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods ending on or after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, which requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard also requires entities to disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. This standard no longer allows companies to present components of other comprehensive income only in the statement of equity. This standard is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements other than the prescribed change in presentation.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Reference is made to the disclosures below under Item 8A(T) Controls and Procedures.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our President being the sole member of our management, in his capacity as our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (July 31, 2011), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

Based on that evaluation, our President concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our President conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2011.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Changes in Internal Control over Financial Reporting

Our President also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there were no changes.  As of the end of the period covered by this Annual Report, no deficiencies were identified in our internal controls over financial reporting which constitute a “material weakness.”

We acknowledge that the failure to perform management’s assessment adversely affects the company’s and its shareholders ability to avail themselves of rules and forms that are predicated on the current or timely filing of Exchange Act reports

However, managements failure to provide its internal controls report in a timely manner rendered the filing as materially deficient. A materially deficient report precludes a company from using Registration Statements S-3, S-8 and causes the loss of availability of 144.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.

The current executive officers, key employees and directors of the Company are as follows:

Name	Age	Position
Eric Joffe	33	CEO/Pres/Director

Eric Joffe. Mr. Joffe a has been the sole officer and director since July 2010 Eric Joffe, age 33. Over the past five years, Mr. Joffe has been involved in a number of entrepreneurial pursuits, including a privately held services company that began operations in 1974.Mr. Joffe was previously employed as technical support Customer service Rep by Creative Solutions Inc., a provider of outsourced technical services. He is currently employed by Cephas Holding Corp., a reporting issuer  as general manager where he  attends to operational matters related to some of the company’s mobile application products. Mr. Joffe began his employment with Cephas Holding Corp in August 2001. He does not have any role in directing accounting, finance, or any filings. Mr. Joffe was previously the President of Cold Gin Corporation, a reporting issuer. From August 2006 until August 2010, which attempted to develop a video website for mixed martial arts in 2008. The company’s efforts were unsuccessful due to the rapidly changing market for mixed martial arts video on the Internet. The Company was able to initially raise $50,000 in an SB-2 offering. The funds were largely used for development of the video product and expenses related to being a public company. The primary shareholder, Barton PK,LLC determined the company had failed and was unwilling to invest additional funds in Cold Gin.  Mr. Joffe sold his shares back to Barton PK,LLC for $25,000 cash consideration and resigned his position. Barton PK,LLC eventually sold its shares to a third party for $300,000 resulting in a change of control. Mr. Joffe was also President of Denim Apparel Group, a reporting issuer from October 2005 until March 2007 and was responsible for reporting.

Mr. Joffe has a Bachelor of Business Administration from Eastern Michigan University.

Mr. Joffe has experience in SEC reporting, corporate governance, and early stage ventures which led to his selection as a director.

B. Significant employees. None
C. Family relationships. NONE
D. There are no events that occurred during the past ten years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director or executive officer of the registrant·

•	No petition has been filed under Federal bankruptcy laws or any state insolvency law.·
•	The registrant has not been convicted in a criminal proceeding and is not named subject of a pending criminal proceeding
•
Such registrant was not the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

▪
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

▪	Engaging in any type of business practice; or
▪	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;
•
Such registrant was not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

•
Such registrant was not found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

•
Such registrant was not found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•
Such registrant was not the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

•	Any Federal or State securities or commodities law or regulation; or
•
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

•	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•
Such registrant was not the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

E. The Board of Directors acts as the Audit Committee, and the Board has no separate committees.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of the date of this report, relating to the beneficial ownership of our common stock by those persons known to us to beneficially own more than 5% of our capital stock, by our director and executive officer, and by all of our directors and executive officers as a group.

Name of Beneficial Owner(1)	Number Of Shares	Percent Ownership
Eric Joffe	2.500,000	96%
All Directors, Officers and Principal Stockholders as a Group	2,500,000	96%

1.)	The address of each shareholder is care of PDK Energy Inc at 2911 Hilltop Drive, Ann Arbor, MI 48103 unless otherwise stated.

CODE OF ETHICS

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code by the end of the current fiscal year.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal period ended July 31, 2011, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

ITEM 10. EXECUTIVE COMPENSATION.

None

COMPENSATION OF DIRECTORS

Directors do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend.

STOCK OPTION PLANS

None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

None

EQUITY COMPENSATION PLANS

None

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NONE.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits to this Form 10-K:

3.1	Articles of incorporation(1)
3.2	By-Laws(1)
31.1	Certification
32.1	Certification

(1) Incorporated by reference from the Company’s Form 10SB filed September 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the audited fiscal period ended July 31, 2011, our principal accountants have billed approximately $2,000 (2010- $2,200) for the audit of our annual financial statements and Form 10-K and review of financial statements included in our Form 10-Q filings.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees".

TAX FEES

There were no fees billed during this fiscal period for tax compliance, tax advice, and tax planning services.

ALL OTHER FEES

There were no fees billed for services by our principal accountant, other than those disclosed above.

PRE-APPROVAL POLICIES AND PROCEDURES

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PFK Energy Inc.

Date: October 31, 2011	By:	/s/ Eric Joffe
Eric Joffe,
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 31, 2011	By:	/s/ Eric Joffe
Eric Joffe,
Chairman, President,
Secretary and Chief Executive Officer (Principal Executive and Accounting Officer)