Form 10-Q
period 2011-10-31
PDK ENERGY INC.
filed 2011-12-08
CIK 1497126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number

PDK Energy Inc.
(Exact name of small business issuer as specified in its charter)

Mississippi	2086	27-3054731
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Code Number)

2911 Hilltop Drive
Ann Arbor, MI  48103

734-274-9403
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒       No ☐

The number of shares of Common Stock, 3,566,000 outstanding on was shares as of December 7 ,2011.

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim periods ended October 30, 2011  are not necessarily indicative of the results that can be expected for the full year.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●   increased competitive pressures from existing competitors and new entrants;

●   our ability to raise adequate working capital;

●    deterioration in general or regional economic conditions;

●    adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

●   loss of customers or sales weakness;

●   inability to achieve sales levels or other operating results;

●   the unavailability of funds for capital expenditures; and

●   operational inefficiencies.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operations” in this document.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	October 31,	July 31,
	2011	2011
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash	$6,091	$3,371
Prepaid and other	150	150

TOTAL ASSETS	$6,241	$3,521

LIABILITIES AND STOCKHOLDER EQUITY

LIABILITIES
Accounts payable	$1,794	$2,444
Due to shareholder	5,000	5,000

TOTAL LIABILITIES	6,794	7,444

STOCKHOLDER EQUITY

Preferred shares, no par value, authorized - 1,000,000
Commons shares, no par value, authorized - 100,000,000
- issued and outstanding - 2,609,656(July 31, 2011 - 2,600,000)	2,610	2,600

Additional paid in capital	8,146	(1,500)

Accumulated deficit during development stage	(11,309)	(5,023)

TOTAL STOCKHOLDER EQUITY	(553)	(3,923)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$6,241	$3,521

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	From Inception
	Ended	Ended	July 23, 2010 to
	October 31, 2011	October 31, 2010	October 31, 2011

REVENUE	$-	$-	$-

EXPENSES
General and administrative	6,186	76	10,765

Total Expenses	6,186	76	10,765

OTHER EXPENSES
Interest expense	100	111	544

NET INCOME(LOSS)	$(6,286)	$(187)	$(11,309)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	2,601,123	691,781

NET INCOME(LOSS) PER SHARE	$(0.00)	$(0.00)

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM INCEPTION(JULY 23, 2010) TO OCTOBER 31, 2011
(UNAUDITED)

	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTALS

Balance - July 23, 2010	-	$-	$-	$-	$-

Issuance of shares for cash	2,500,000	2,500	(2,400)	-	100

Net loss - July 31, 2010	-	-	-	(2,250)	(2,250)

Balance - July 31, 2010	2,500,000	2,500	(2,400)	(2,250)	(2,150)

Shares issued for cash, May 16, 2011
at $.01 per share	100,000	100	900	-	1,000

Net loss - July 31, 2011	-	-	-	(2,773)	(2,773)

Balance - July 31, 2011	2,600,000	2,600	(1,500)	(5,023)	(3,923)

Shares issued for cash at $.01 per
share	9,656	10	9,646	-	9,656

Net loss - October 31, 2011	-	-	-	(6,286)	(6,286)

Balance - October 31, 2011	2,609,656	$2,610	$8,146	$(11,309)	$(553)

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months	Three Months	From Inception
	Ended	Ended	July 23, 2010 to
	October 31, 2011	October 31, 2010	October 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$(6,286)	$(187)	$(11,309)
Adjustment to reconcile net loss to net cash
used in operating activities:		-	-
Changes in operating assets and liabilities:
Prepaid other	-	-	(150)
Accounts payable	(650)	111	1,794

Net cash used in operating activities	(6,936)	(76)	(9,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer	-	-	5,000
Issuance of common stock	9,656	-	10,756

Net cash provided by financing activities	9,656	-	15,756

INCREASE (DECREASE) IN CASH	2,720	(76)	6,091

CASH, Beginning of period	3,371	2,850	-

CASH, End of period	6,091	$2,774	$6,091

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Interim Financial Statements
October 31, 2011
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

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. In the opinion of management, these interim financial statements include all of the adjustments necessary to make them not misleading.

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Use of Estimates:

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depends on future events, the preparation of financial statements for any period necessarily involves the use of estimates and assumption an example being assumptions in valuation of stock options. Actual amounts may differ from these estimates. These financial statements have, in management's opinion, been properly

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Interim Financial Statements
October 31, 2011
(Unaudited)

Use of Estimates: (continued)

prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below.

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

For the three months ended October 31, 2011 there was no issuance of equity ownership for services.  As of October 31, 2011 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Interim Financial Statements
October 31, 2011
(Unaudited)

Note 2 – Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception through October 31, 2011, the Company has had limited operations.  As of October 31, 2011, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to commence a commercially viable operation and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Federal Income Taxes:

The Company accounts for income taxes under the asset and liability method, whereby deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components  of  the  Company's  deferred  tax liabilities and assets as of October 31, 2011 are as follows:

Deferred tax assets:
Federal and state net operating loss	$11,309
Equity instruments issued for compensation	-

Total deferred tax assets	11,309
Less valuation allowance	(11,309)
$-

Note 4 - Note Payable - Shareholder

On July 23, 2010, $5,000 was advanced to the Company by the majority shareholder.  The note bears interest at the rate of 8% per annum, is unsecured and there are no fixed terms of repayment.  The note can be converted to common stock at any time at a conversion price of $.007 per common share of stock.  As of October 31, 2011, there is no beneficial conversion, which would affect both the financial results and the dilutive earnings per share.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Interim Financial Statements
October 31, 2011
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

Note 6 – Capital Equity:

The Company has two classes of stock:

1.	Preferred shares: 1,000,000 shares authorized, par value $.01. Preferred shares have 100 votes per common stock equivalent. There have been no preferred shares issued to date.
2.	Common shares: 100,000,000 shares authorized, par value $.001. Each common share has 1 vote per share. There have been 2,609,656 shares issued to date.

Note 7 – Financial Accounting Developments:

Recently Issued Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“ FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangible – Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes became effective for the Company beginning January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s financial statements.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Interim Financial Statements
October 31, 2011
(Unaudited)

Note 7 – Financial Accounting Developments: (continued)

Recently Issued Accounting Pronouncements (continued)

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosure requirements were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes which became effective for the Company beginning January 1, 2011 have not had an impact on the Company’s disclosures but may impact disclosures for future business combinations depending on acquisitions that are made in such periods.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” (“ASU 2011-04”). This guidance contains certain updates to the fair value measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements, including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. The provisions of this update are effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The Company’s adoption of this standard is not expected to have a significant impact on the Company’s fair value measurements, financial condition, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. These changes will be effective for the first quarter filing of 2012. The adoption of this update will change the manner in which the Company presents comprehensive income in the future.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Interim Financial Statements
October 31, 2011
(Unaudited)

Note 7 – Financial Accounting Developments: (continued)

Recently Issued Accounting Pronouncements(continued)

On September 15, 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASU 2011-08)." This update amends ASC Topic 350, “Intangibles - Goodwill and Other” to give companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, which means that it will be effective for our fiscal year beginning August 1, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements other than the prescribed change in presentation

Item 2. Plan of Operations.

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

Our product is called Gogoplata Energy Drink. It is our intention to direct any marketing and sales efforts towards the youth market seeking an alternative to traditional carbonated beverages such as Coca-Cola, Mountain Dew, or Red Bull.

The term “Gogoplata” represents an identification with the growing sport of mixed martial arts. A gogoplata is an aggressive finishing move in Brazilian jiu-jitsu which is one of the cornerstone disciplines of modern mixed martial arts.

Since our inception on July 23, 2010 through October   31 2011, we have not generated any revenues and have incurred a net loss of $11,309.

Since inception, we have developed our business concept which involves energy drinks targeted to young males. We have secured a contract manufacturer to produce our first product, Gogoplata Energy and we have secured the domain name, drinkgogoplata.com to promote and sell our first product.

As of the date we have only one officer and director acting as our sole employee, who we anticipate devoting only a small portion of his time to the company going forward. Additionally, even with the sale of securities offered hereby, we will not have the financial resources needed to hire additional employees or meaningfully expand our business. We anticipate operating losses for at least the next 12 months.

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

We also anticipate that we will develop our beverage products using only natural ingredients. We believe that this will distinguish our products from others in the marketplace and will allow for an added value to the consumer.  Some of the energy ingredients in the variety of energy drinks include:

•Royal Gelly (Honey bee byproduct)
•Ginseng (Herbal root very popular in Asia)
•Ashwaganda (Member of the pepper family also known as Indian ginseng)
•Horny Goat Weed (Chinese plant)
•Skullcap (North American perennial herb)
•White Willow (North American tree bark, natural alternative to aspirin)
•Black Seed (Ancient herbal remedy in Asia, Africa and the Middle East)
•Guarana (Fruit vine found in Amazon Basin with a powerful caffeine bean)
•Taurine (A naturally occurring acid)

Products

Our  Gogoplata Energy brand will be  directed to consumers who prefer energy beverage products to traditional carbonated soft drinks such as Coca-Cola®, Pepsi® and 7-Up®. The energy beverage category is attractive to us because we believe that we will be able to develop niche products for specific groups and will be able to market more effectively.

We currently have samples of are energy drink product.

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

The following are a sample of the creative approaches and tactics we may use to build our brands:

●   Media advertisements (newspaper and magazine) that will be placed with the advice of media buying professionals;

●   Improved electronic presence (enhanced website and e-mail communication);

●   In-store sales promotions;

●   Targeted sponsorship and sampling of brand-building events such as extreme sports and mixed martial arts;

●   On premise marketing with the Gogoplata Energy model team.

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

●   It is our estimate that important factors affecting our ability to compete successfully include:

●   the taste and flavor of our products;

●   trade and consumer promotions;

●   rapid and effective development of new, unique, cutting-edge products;

●   attractive and different packaging;

●   branded product advertising; and pricing.

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

●   Important factors affecting our ability to compete successfully include:

●   the taste and flavor of products; trade and consumer promotions;

●   rapid and effective development of new, unique cutting-edge products;

●   attractive and different packaging;

●   branded product advertising; and

●   pricing.

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

Eric Joffe beneficially owns approximately 2,500,000 of our outstanding shares of common stock, or approximately 68% of our common stock.  As such, Eric Joffe has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

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

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits

Incorporated by reference

Exhibit number	Exhibit description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act*
____
*  Filed herewith Form

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDK Energy Inc.

Date: December 7, 2011	By:	/s/ Eric Joffe
Eric Joffe , President,
Chief Executive Officer
Chief Financial Officer