Form 10-Q
period 2012-01-31
PDK ENERGY INC.
filed 2012-03-14
CIK 1497126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31,2012

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No x

The number of shares of Common Stock, 4,500,000 outstanding on was shares as of March 13, 2012.

Transitional Small Business Disclosure Format (check one): Yes  x     No x

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Balance Sheets as of January 31, 2012(unaudited) and July 31, 2011 (audited);
Statements of Operations for the Three months January 31, 2012 and July 31, 2011
Statement of Stockholders’ Deficit from Inception (July 23, 2010) January 31, 2012 (unaudited);
Statements of Cash Flows for the three months ended January 31, 2012 , and for the Period from Inception (July 23,2010) to January 31, 2012 (unaudited);
Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim periods ended January 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	January 31,	July 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash	$ 9,104	$ 3,371
Prepaid and other	150	150

TOTAL ASSETS	$ 9,254	$ 3,521

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable	$ 4,844	$ 2,444
Due to shareholder	5,000	5,000

TOTAL LIABILITIES	9,844	7,444

STOCKHOLDERS' EQUITY

Preferred shares, no par value, authorized - 1,000,000
Commons shares, no par value, authorized - 100,000,000
- issued and outstanding - 4,500,000 (July 31, 2011 - 2,600,000)	4,500	2,600

Additional paid in capital	15,596	(1,500)

Accumulated deficit during development stage	(20,686)	(5,023)

TOTAL STOCKHOLDERS' EQUITY	(590)	(3,923)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 9,254	$ 3,521

The accompanying notes are an integral part of these financial statements.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

(UNAUDITED)

	THREE MONTHS		SIX MONTHS		From Inception
	ENDED JANUARY 31,		ENDED JANUARY 31,		July 23, 2010 to
	2012	2011	2012	2011	January 31, 2012

REVENUE			$ -	$ -	$ -

EXPENSES
General and administrative	9,277	10	15,463	86	20,042

Total Expenses	9,277	10	15,463	86	20,042

OTHER EXPENSES
Interest expense	100	133	200	244	644

NET INCOME(LOSS)	$ (9,377)	$ (143)	$ (15,663)	$ (330)	$ (20,686)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING			3,487,504	2,500,000

NET INCOME(LOSS) PER SHARE			$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS		From Inception
	ENDED JANUARY 31,		July 23, 2010 to
	2012	2011	January 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$ (15,663)	$ (330)	$ (20,686)
Adjustment to reconcile net loss to net cash
used in operating activities:		-	-
Changes in operating assets and liabilities:
Prepaid other	-	-	(150)
Accounts payable	2,400	244	4,844

Net cash used in operating activities	(13,263)	(86)	(15,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer	-	-	5,000
Issuance of common stock for cash	18,996	-	20,096

Net cash provided by financing activities	18,996	-	25,096

INCREASE (DECREASE) IN CASH	5,733	(86)	9,104

CASH, Beginning of period	3,371	2,850	-

CASH, End of period	9,104	$ 2,764	$ 9,104

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM INCEPTION(JULY 23, 2010) TO JANUARY 31, 2012
(UNAUDITED)

	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTALS

Balance - July 23, 2010	-	$ -	$ -	$ -	$ -

Issuance of shares for cash	2,500,000	2,500	(2,400)	-	100

Net loss - July 31, 2010	-	-	-	(2,250)	(2,250)

Balance - July 31, 2010	2,500,000	2,500	(2,400)	(2,250)	(2,150)

Shares issued for cash, May 16, 2011
at $.01 per share	100,000	100	900	-	1,000

Net loss - July 31, 2011	-	-	-	(2,773)	(2,773)

Balance - July 31, 2011	2,600,000	2,600	(1,500)	(5,023)	(3,923)

Shares issued for cash at $.01 per
share	1,900,000	1,900	17,096	-	18,996

Net loss - January 31, 2012	-	-	-	(15,663)	(15,663)

Balance - January 31, 2012	4,500,000	$ 4,500	$ 15,596	$ (20,686)	$ (590)

The accompanying notes are an integral part of these financial statements.

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

January 31, 2012

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

January 31, 2012

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

For the three months ended January 31, 2012 there was no issuance of equity ownership for services.  As of January 31, 2012 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation.

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

January 31, 2012

Note 2 – Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception through January 31, 2012, the Company has had limited operations.  As of January 31, 2012, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to commence a commercially viable operation and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Federal Income Taxes:

The Company accounts for income taxes under the asset and liability method, whereby deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components of the Company's deferred  tax liabilities and assets as of January 31, 2012 are as follows:

 Deferred tax assets:

                   Federal and state net operating loss

$         15,663

                   Equity instruments issued for compensation                 -

             Total deferred tax assets

             5,325

                   Less valuation allowance

           (5,325)

                                           $          --====

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

January 31, 2012

Note 4 - Note Payable - Shareholder

On July 23, 2010, $5,000 was advanced to the Company by the majority shareholder.  The note bears interest at the rate of 8% per annum, is unsecured and there are no fixed terms of repayment.  The note can be converted to common stock at any time at a conversion price of $.007 per common share of stock.  As of January 31, 2012, there is no beneficial conversion, which would affect both the financial results and the dilutive earnings per share.

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

2.

Common shares:  100,000,000 shares authorized, par value $.001.  Each common share has 1 vote per share.  There have been 4,500,000 shares issued to date.

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

January 31, 2012

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

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

January 31, 2012

Note 7 – Financial Accounting Developments:(continued)

Recently Issued Accounting Pronouncements(continued)

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

Since our inception on July 23, 2010 through January 31, 2012, we have not generated any revenues and have incurred a net loss of $20,686.

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

In their report dated September 24, 2011 our registered public accounting firm stated that our financial statements for the year ended July 31, 2011 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to generate a profit, as we have experienced net operating losses since inception. Our continued net operating losses and our auditors’ doubts may hinder our ability to secure financing in the future and our efforts to continue as a going concern may not prove successful.

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

Eric Joffe beneficially owns approximately 2,500,000 of our outstanding shares of common stock, or approximately 56% of our common stock.  As such, Eric Joffe has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

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

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: March 13, 2012