Form 10-Q/A
period 2012-01-31
PDK ENERGY INC.
filed 2012-05-02
CIK 1497126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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
Statements of Operations for the Three months January 31, 2012 and July 31, 2011
Statement of Stockholders’ Deficit from Inception (May 16, 2007) January 31, 2012 (unaudited);
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

2.

Common shares:  100,000,000 shares authorized, par value $.001.  Each common share has 1 vote per share.  There have been 4,499,600 shares issued to date.

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

13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDK Energy Inc.

By:/s/ Eric Joffe

Eric Joffe , President,

Chief Executive Officer

Chief Financial Officer

Date: April 17, 2012