Form 10-Q
period 2012-04-30
PDK ENERGY INC.
filed 2012-05-08
CIK 1497126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54569

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

The number of shares of Common Stock, 4,500,000 outstanding on was shares as of April 30, 2012.

Transitional Small Business Disclosure Format (check one): Yes  x No

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Balance Sheets as of April 30, 2012(unaudited) and July 31, 2011 (audited);
Statements of Operations for the Three months and Nine months ended April 30, 2012 and 2011 and from Inception(July 23, 2010) to April 30, 2012
Statement of Stockholders’ Deficit from Inception (July 23, 2010) to April 30, 2012 (unaudited);
Statements of Cash Flows for the Nine months ended April 30, 2012 and 2011 and for the Period from Inception (July 23,2010) to April 30, 2012 (unaudited);
Notes to Interim Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim periods ended April 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	April 30,	July 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
CURRENT
Cash	$ 6,644	$ 3,371
Prepaid and other	150	150

TOTAL ASSETS	$ 6,794	$ 3,521

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$ 5,044	$ 2,444
Due to shareholder	5,000	5,000

TOTAL LIABILITIES	10,044	7,444

STOCKHOLDERS' EQUITY
Preferred shares, no par value, authorized - 1,000,000	-	-
Commons shares, no par value, authorized - 100,000,000
- issued and outstanding - 4,500,000 (July 31, 2011 - 2,600,000)	4,500	2,600

Additional paid in capital	15,596	(1,500)
Accumulated deficit during development stage	(23,346)	(5,023)

TOTAL STOCKHOLDERS' EQUITY	(3,250)	(3,923)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 6,794	$ 3,521

The accompanying notes are an integral part of these financial statements.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

	THREE MONTHS		NINE MONTHS		From Inception
	ENDED APRIL 30,		ENDED APRIL 30,		July 23, 2010 to
	2012	2011	2012	2011	April 30, 2012

REVENUE			$ -	$ -	$ -

EXPENSES
General and administrative	2,560	1,543	18,023	1,629	22,602

Total Expenses	2,560	1,543	18,023	1,629	22,602

OTHER EXPENSES
Interest expense	100	100	300	344	744

NET INCOME(LOSS)	$ (2,660)	$ (1,643)	$ (18,323)	$ (1,973)	$ (23,346)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING			3,506,027	864,726

NET INCOME(LOSS) PER SHARE			$ (0.01)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM INCEPTION(JULY 23, 2010) TO APRIL 30, 2012
(UNAUDITED)

	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTALS

Balance - July 23, 2010	-	$ -	$ -	$ -	$ -

Issuance of shares for cash	2,500,000	2,500	(2,400)	-	100

Net loss - July 31, 2010	-	-	-	(2,250)	(2,250)

Balance - July 31, 2010	2,500,000	2,500	(2,400)	(2,250)	(2,150)

Shares issued for cash, May 16, 2011
at $.01 per share	100,000	100	900	-	1,000

Net loss - July 31, 2011	-	-	-	(2,773)	(2,773)

Balance - July 31, 2011	2,600,000	2,600	(1,500)	(5,023)	(3,923)

Shares issued for cash at $.01 per
share	1,900,000	1,900	17,096	-	18,996

Net loss - April 30, 2012	-	-	-	(18,323)	(18,323)

Balance - April 30, 2012	4,500,000	$ 4,500	$ 15,596	$ (23,346)	$ (3,250)

The accompanying notes are an integral part of these financial statements.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS		From Inception
	ENDED APRIL 30,		July 23, 2010 to
	2012	2011	April 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$ (18,323)	$ (1,973)	$ (23,346)
Adjustment to reconcile net loss to net cash
used in operating activities:		-	-
Changes in operating assets and liabilities:
Prepaid other	-	(150)	(150)
Accounts payable	2,600	1,844	5,044

Net cash used in operating activities	(15,723)	(279)	(18,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer	-	-	5,000
Issuance of common stock for cash	18,996	-	20,096

Net cash provided by financing activities	18,996	-	25,096

INCREASE (DECREASE) IN CASH	3,273	(279)	6,644

CASH, Beginning of period	3,371	2,850	-

CASH, End of period	6,644	$ 2,571	$ 6,644

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

April 30, 2012

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

April 30, 2012

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

For the three months ended April 30, 2012 there was no issuance of equity ownership for services.  As of April 30, 2012 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation.

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

April 30, 2012

(Unaudited)

Note 2 – Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception through April 30, 2012, the Company has had limited operations.  As of April 30, 2012, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to commence a commercially viable operation and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Federal Income Taxes:

The Company accounts for income taxes under the asset and liability method, whereby deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components  of  the  Company's  deferred  tax liabilities and assets as of April 30, 2012 are as follows:

 Deferred tax assets:

                   Federal and state net operating loss

$         23,346

                   Equity instruments issued for compensation

        -

             Total deferred tax assets

           23,346

                   Less valuation allowance

          (23,346)

                                           $          ====

Note 4 - Note Payable - Shareholder

On July 23, 2010, $5,000 was advanced to the Company by the majority shareholder.  The note bears interest at the rate of 8% per annum, is unsecured and there are no fixed terms of repayment.  The note can be converted to common stock at any time at a conversion price of $.007 per common share of stock.  As of April 30, 2012, there is no beneficial conversion, which would affect both the financial results and the dilutive earnings per share.

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

April 30, 2012

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

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

April 30, 2012

(Unaudited)

Note 7 – Financial Accounting Developments:(continued)

Recently Issued Accounting Pronouncements(continued)

In May 2011, the FASB issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Upon adoption, the Company will present its consolidated financial statements under this new guidance. The Company does not expect the adoption of this accounting guidance to have a material impact on its financial statements and related disclosures.

On September 15, 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASU 2011-08)." This update amends ASC Topic 350, “Intangibles - Goodwill and Other” to give companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, which means that it will be effective for our fiscal year beginning August 1, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements other than the prescribed change in presentation

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

April 30, 2012

(Unaudited)

Note 7 – Financial Accounting Developments:(continued)

Recently Issued Accounting Pronouncements(continued)

In December 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to balance sheet offsetting. The new guidance requires disclosures about assets and liabilities that are offset or have the potential to be offset. These disclosures are intended to address differences in the asset and liability offsetting requirements under U.S. GAAP and International Financial Reporting Standards. This new guidance will be effective for us for interim and annual reporting periods beginning January 1, 2013, with retrospective application required. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

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

Since our inception on July 23, 2010 through April 30, 2012, we have not generated any revenues and have incurred a net loss of $23,346.

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

.Item 3. Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 8, 2012