Form 10-K
period 2012-07-31
PDK ENERGY INC.
filed 2012-09-19
CIK 1497126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended July 31, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from_________ to____________

Commission file number:

PDK Energy Inc.

.

(Name of small business issuer in its charter)

Mississippi

27-3054731

(State or other jurisdiction of incorporation

(I.R.S. Employer Identification

or organization)

No.)

2911 Hilltop Drive Ann Arbor, MI 48103

 (Address of principal executive offices) (Zip Code)

Issuer's telephone number: (734) 274-9403

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State issuer's revenues for its most recent fiscal year: $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $0 as of July 31, 2011.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,500,000 as of July 31, 2012.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

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

Business Development

PDK Energy  Inc. (“The Company”) was incorporated in the State of Mississippi on July 23 , 2011. The Company’s fiscal year end is July 31. We intend to develop, market, and distribute unique beverage brands and products that are positioned for the youth and energy drink markets and are targeted to the growing category of lifestyle, nonalcoholic beverages.

The Company has never been in bankruptcy or receivership.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

In their audit report dated September 7, 2012 our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plan. See the   Audited Financial Statements - Auditors Report". Because we have been issued an opinion by its auditor that substantial doubt exists as to whether we can continue as a going concern it may be more difficult to attract investors.

Business Development Summary

PDK Energy Inc. is a development stage company incorporated in the State of Mississippi in July 23, 2010. We were formed to engage in the creation of a drink called, Gogoplata Energy, as our first product offering.

Our product is called Gogoplata Energy Drink. It is our intention to direct any marketing and sales efforts towards the youth market seeking an alternative to traditional carbonated beverages such as Coca-Cola, Mountain Dew, or Red Bull

Teens and young adults, specifically young males, are the target for our products. We intend to identify with a popular lifestyle trend for this demographic group to position our beverage products. Gogoplata Energy is influenced by the extremely popular sport of mixed martial arts.

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

Mr. Joffe is spending the time allocated to our business in handling the general business affairs of our company such as accounting issues, including review of materials presented to our auditors, working with our counsel in preparation of filing our quarterly and annual reports, and developing our business plan and overseeing the technological aspects of our business, including the analysis of various software companies capable of generating the type of software we require.

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

In his report dated September  14, 2012 our registered public accounting firm stated that our financial statements for the year ended July 31, 2012 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to generate a profit, as we have experienced net operating losses since inception. Our continued net operating losses and our auditors’ doubts may hinder our ability to secure financing in the future and our efforts to continue as a going concern may not prove successful.

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

Risks Relating to Our Organization

We are controlled by a principal stockholder

Eric Joffe our majority shareholder, owns a significant percentage of common stock and will be able to exercise significant influence over PDK’s affairs.

Eric Joffe beneficially owns approximately 2,500,000 of our outstanding shares of common stock, or approximately 55.56% of our common stock.  As such, Eric Joffe has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

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

Recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which became effective on July 21, 2010, has amended Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”). The rules adopted by the SEC pursuant to the Act require an annual assessment of our internal control over financial reporting. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believe that the annual assessment of our internal controls requirement will first apply to our annual report for the 2010 fiscal year and thereafter. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. Pursuant to the amended Act, as neither a “large accelerated filer” nor an “accelerated filer”, we are exempt from the requirements of Section 404(b) of the Act to obtain an auditor’s report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting

We do not expect to pay dividends

We have never declared a cash dividend on our common stock and do not expect to pay cash dividends for the foreseeable future. We expect that all cash flow generated from our operations in the foreseeable future will be retained and used to develop or expand our business.

EMPLOYEES

As of July 31, 2012, we had a total of One Part -time employee. This part-time employee is not covered by a collective bargaining agreement.

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

4.  The broker or dealer who has affected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the company's stock.

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended July 31, 2012 elsewhere in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report on Form l0-K for the year ended July  31, 2012.

Results of Operations

For the Years Ended July 31, 2012 and July 31, 2011

There was no revenue for the year ended July 31, 2012 or July 31, 2011 as the Company has no begun selling its energy drink

Selling, general and administrative expenses for the year ended July 31, 2012 was $24,936  and $2,329 for the year ended July 31, 2011.

Interest expense and financing costs for the years ended July 31, 2012  and 2011 were $400 and $444 respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred net losses since our inception of  $30,359. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

ITEM 7. FINANCIAL STATEMENTS.

See pages beginning with page F-1.

Intentionally Left Blank

PDK ENERGY INC.

FINANCIAL STATEMENTS

JULY 31, 2012

See pages beginning with page F-1.

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

PDK Energy, Inc.

I have audited the balance sheets of PDK Energy, Inc. as of July 31, 2012 and 2011 and the related statement of operations, changes in stockholders’ deficit, and cash flows for the years ended July 31, 2012 and for the period from July 23, 2010 (date of inception) through July 31, 2012.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of PDK Energy, Inc. as of July 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended July 31, 2012 and 2011 and for the period from July 23, 2010 (date of inception) through July 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

September 14, 2012

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	July 31,	July 31,
	2012	2011
ASSETS

CURRENT
Cash	$ 2,381	$ 3,371
Due from affiliate	150	150

TOTAL ASSETS	$ 2,531	$ 3,521

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable	$ 7,794	$ 2,444
Note payable	5,000	5,000

TOTAL LIABILITIES	12,794	7,444

STOCKHOLDERS' EQUITY

Preferred shares, par value $.01 authorized - 1,000,000
Common shares, par value $.001, authorized - 100,000,000
- issued and outstanding - 4,500,000 (July 31, 2011 - 2,600,000)	4,500	2,600

Additional paid in capital	15,596	(1,500)

Accumulated deficit during development stage	(30,359)	(5,023)

TOTAL STOCKHOLDERS' EQUITY	(10,263)	(3,923)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,531	$ 3,521

The accompanying notes are an integral part of these financial statements.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM INCEPTION (JULY 23, 2010) TO JULY 31, 2012

	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTALS

Balance - July 23, 2010	-	$ -	$ -	$ -	$ -

Issuance of shares for cash at $.001 per share	2,500,000	2,500	(2,400)	-	100

Net loss - July 31, 2010	-	-	-	(2,250)	(2,250)

Balance - July 31, 2010	2,500,000	2,500	(2,400)	(2,250)	(2,150)

Shares issued for cash at $.01 per share	100,000	100	900	-	1,000

Net loss - July 31, 2011	-	-	-	(2,773)	(2,773)

Balance - July 31, 2011	2,600,000	2,600	(1,500)	(5,023)	(3,923)

Shares issued for cash at $.01 per share	1,900,000	1,900	17,096		18,996

Net loss - July 31, 2012	-	-	-	(25,336)	(25,336)

Balance - July 31, 2012	4,500,000	$ 4,500	$ 15,596	$ (30,359)	$ (10,263)

The accompanying notes are an integral part of these financial statements.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	YEARS ENDED		From Inception
	JULY 31,		July 23, 2010 to
	2012	2011	July 31, 2012

REVENUE	$ -	$ -	$ -

EXPENSES
General and administrative	24,936	2,329	29,515

Total Expenses	24,936	2,329	29,515

OTHER EXPENSES
Interest expense	400	444	844

NET (LOSS)	$ (25,336)	$ (2,773)	$ (30,359)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	4,003,422	2,520,822

NET INCOME(LOSS) PER SHARE	$ (0.01)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	YEARS ENDED		From Inception
	JULY 31,		July 23, 2010 to
	2012	2011	July 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$ (25,336)	$ (2,773)	$ (30,359)
Adjustment to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Prepaid and other	-	(150)	(150)
Accounts payable	5,350	2,444	7,794

Net cash used in operating activities	(19,986)	(479)	(22,715)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer	-	-	5,000
Issuance of common stock	18,996	1,000	20,096

Net cash provided by financing activities	18,996	1,000	25,096

INCREASE (DECREASE) IN CASH	(990)	521	2,381

CASH, Beginning of period	3,371	2,850	-

CASH, End of period	$ 2,381	$ 3,371	$ 2,381

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

July 31, 2012

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

July 31, 2012

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

For the year ended July 31, 2012 there was no issuance of equity ownership for services.  As of July 31, 2012 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation.

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

July 31, 2012

Fair Value of Financial Instruments

The Company adopted the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, due from affiliate, accounts payable and accrued expenses, and note payable, approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any other assets or liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC 820.

Note 2 – Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception through July 31, 2012, the Company has had limited operations.  As of July 31, 2012, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to commence a commercially viable operation and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

July 31, 2012

Note 3 – Federal Income Taxes:

The Company accounts for income taxes under the asset and liability method, whereby deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components of the Company's deferred  tax liabilities and assets as of July 31, 2012 are as follows:

 Deferred tax assets:

                   Federal and state net operating loss

$         30,359

                   Equity instruments issued for compensation

        -

             Total deferred tax assets

          30,359

                   Less valuation allowance

         (30,359)

                                              $          ====

Note 4 - Note Payable - Shareholder

On July 23, 2010, $5,000 was advanced to the Company by the majority shareholder.  The note bears interest at the rate of 8% per annum, is unsecured and there are no fixed terms of repayment.  The note can be converted to common stock at any time at a conversion price of $.007 per common share of stock.  As of July 31, 2012, there is no beneficial conversion, which would affect both the financial results and the dilutive earnings per share.

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

July 31, 2012

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

Item 9A(T).     Controls and Procedures.

Disclosure Controls and Procedures

 Our President being the sole member of our management, in his capacity as our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (July 31 2012), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Our President conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2012.

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

Evaluation of Changes in Internal Control over Financial Reporting

Our President also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there were no changes.  As of the end of the period covered by this Annual Report, no deficiencies were identified in our internal controls over financial reporting which constitute a “material weakness.”

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

The current executive officers, key employees and directors of the Company are as follows:

Name

Age

   Position

Eric Joffe

36

 CEO/Pres/Director

Eric Joffe. Mr. Joffe a has been the sole officer and director since July 2010 Eric Joffe, age 36. Over the past five years, Mr. Joffe has been involved in a number of entrepreneurial pursuits, including a privately held services company that began operations in 1974.Mr. Joffe was previously employed as technical support Customer service Rep by Creative Solutions Inc., a provider of outsourced technical services. He is currently employed by Cephas Holding Corp., a reporting issuer  as general manager where he  attends to operational matters related to some of the company’s mobile application products. Mr. Joffe began his employment with Cephas Holding Corp in August 2001. He does not have any role in directing accounting, finance, or any filings. Mr. Joffe was previously the President of Cold Gin Corporation, a reporting issuer. From August 2006 until August 2010, which attempted to develop a video website for mixed martial arts in 2008. The company’s efforts were unsuccessful due to the rapidly changing market for mixed martial arts video on the Internet. The Company was able to initially raise $50,000 in an SB-2 offering. The funds were largely used for development of the video product and expenses related to being a public company. The primary shareholder, Barton PK,LLC determined the company had failed and was unwilling to invest additional funds in Cold Gin.  Mr. Joffe sold his shares back to Barton PK,LLC for $25,000 cash consideration and resigned his position. Barton PK,LLC eventually sold its shares to a third party for $300,000 resulting in a change of control. Mr. Joffe was also President of Denim Apparel Group, a reporting issuer from October 2005 until March 2007 and was responsible for reporting.

Mr. Joffe has a Bachelor of Business Administration from Eastern Michigan University.

Mr. Joffe has experience in SEC reporting, corporate governance, and early stage ventures which led to his selection as a director.

B. Significant employees. None

C. Family relationships. NONE

D. There are no events that occurred during the past ten years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director or executive officer of the registrant;

No petition has been filed under Federal bankruptcy laws or any state insolvency law;

The registrant has not been convicted in a criminal proceeding and is not named subject of a pending criminal proceeding;

Such registrant was not the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

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

Engaging in any type of business practice; or

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

·Such registrant was not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

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

Any Federal or State securities or commodities law or regulation; or

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

Name of Beneficial Owner(1)	Number Of Shares	Percent Ownership

Eric Joffe	2.500,000	55.56%
All Directors, Officers and Principal Stockholders as a Group	2,500,000	55.56%

1.)	The address of each shareholder is care of PDK Energy Inc at 2911 Hilltop Drive, Ann Arbor, MI 48103 unless otherwise stated.

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

None

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NONE.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits to this Form 10-K:

3.1

Articles of incorporation dated July 23, 2010

3.2

By-Laws(1)

31.1

Certification

32.1

Certification

(1) Incorporated by reference from the Company’s S-1 Registration Statement filed August 2010.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the audited fiscal period ended July  31, 2012, our principal accountants have billed approximately $3,850 (2011- $3,550) for the audit of our annual financial statements and Form 10-KSB and review of financial statements included in our Form 10-Q filings.

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

Dated:

 September 19, 2012

s/s            Eric Joffe

Eric Joffe , President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE

TITLE

DATE

 ----------------

---------

---------

Chairman, President,

Secretary and

Chief Executive Officer

/s/ Eric Joffe

(Principal Executive

----------------------------

and Accounting Officer)

September 19, 2012

Eric Joffe