Form 10-Q
period 2012-10-31
PDK ENERGY INC.
filed 2012-12-13
CIK 1497126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

The number of shares of Common Stock, 4,500,000 outstanding on was shares as of October 31, 2012.

Transitional Small Business Disclosure Format (check one): Yes       No x

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Balance Sheets as of October 31, 2012(unaudited) and July 31, 2012 (audited);
Statements of Operations for the Three months October 31, 2012 and October 31, 2011 and from inception (July 23, 2010) to July 31, 2012(unaudited)
Statement of Stockholders’ Deficit from Inception (July 23, 2010) to October 31, 2012 (unaudited);
Statements of Cash Flows for the three months ended October 31, 2012 and October 31, 2011and from Inception (July 23,2010) to October 31, 2012 (unaudited);
Notes to Interim Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended October 31, 2012 is not necessarily indicative of the results that can be expected for the full year.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	October 31,	July 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash	$ 646	$ 2,381
Prepaid and other	150	150

TOTAL ASSETS	$ 796	$ 2,531

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable	$ 6,644	$ 7,794
Due to shareholder	5,000	5,000

TOTAL LIABILITIES	11,644	12,794

STOCKHOLDERS' EQUITY
Preferred shares, no par value, authorized - 1,000,000
Commons shares, no par value, authorized - 100,000,000
- issued and outstanding - 4,500,000(July 31, 2012 - 4,500,000)	4,500	4,500

Additional paid in capital	15,596	15,596

Accumulated deficit during development stage	(30,944)	(30,359)

TOTAL STOCKHOLDERS' EQUITY	(10,848)	(10,263)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 796	$ 2,531

The accompanying notes are an integral part of these financial statements.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	From Inception
	Ended	Ended	July 23, 2010 to
	October 31, 2012	October 31, 2011	October 31, 2012

REVENUE	$ -	$ -	$ -

EXPENSES
General and administrative	485	6,186	30,000

Total Expenses	485	6,186	30,000

OTHER EXPENSES
Interest expense	100	100	944

NET INCOME(LOSS)	$ (585)	$ (6,286)	$ (30,944)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	4,500,000	2,601,123

NET INCOME(LOSS) PER SHARE	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months	Three Months	From Inception
	Ended	Ended	July 23, 2010 to
	October 31, 2012	October 31, 2011	October 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$ (585)	$ (6,286)	$ (30,944)
Adjustment to reconcile net loss to net cash
used in operating activities:			-
Changes in operating assets and liabilities:
Prepaid other	-	-	(150)
Accounts payable	(1,150)	(650)	6,644

Net cash used in operating activities	(1,735)	(6,936)	(24,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer	-	-	5,000
Issuance of common stock	-	9,656	20,096

Net cash provided by financing activities	-	9,656	25,096

INCREASE (DECREASE) IN CASH	(1,735)	2,720	646

CASH, Beginning of period	2,381	3,371	-

CASH, End of period	646	6,091	$ 646

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM INCEPTION (JULY 23, 2010) TO OCTOBER 31, 2012

	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTALS

Balance - July 23, 2010	-	$ -	$ -	$ -	$ -

Issuance of shares for cash at $.001 per share	2,500,000	2,500	(2,400)	-	100

Net loss - July 31, 2010	-	-	-	(2,250)	(2,250)

Balance - July 31, 2010(Audited)	2,500,000	2,500	(2,400)	(2,250)	(2,150)

Shares issued for cash at $.01 per share	100,000	100	900	-	1,000

Net loss - July 31, 2011	-	-	-	(2,773)	(2,773)

Balance - July 31, 2011(Audited)	2,600,000	2,600	(1,500)	(5,023)	(3,923)

Shares issued for cash at $.01 per share	1,900,000	1,900	17,096		18,996

Net loss - July 31, 2012	-	-	-	(25,336)	(25,336)

Balance - July 31, 2012(Audited)	4,500,000	4,500	15,596	(30,359)	(10,263)

Net loss - October 31, 2012	-	-	-	(585)	(585)

Balance - October 31, 2012(Unaudited)	4,500,000	$ 4,500	$ 15,596	$ (30,944)	$ (10,848)

The accompanying notes are an integral part of these financial statements.

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

October 31, 2012

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

October 31, 2012

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

For the year ended October 31, 2012 there was no issuance of equity ownership for services.  As of October 31, 2012 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation.

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

October 31, 2012

(Unaudited)

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

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

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

Note 2 – Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception through October 31, 2012, the Company has had limited operations.  As of October 31, 2012, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to commence a commercially viable operation and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

October 31, 2012

(Unaudited)

Note 3 – Federal Income Taxes:

The Company accounts for income taxes under the asset and liability method, whereby deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components of the Company's deferred  tax liabilities and assets as of October 31, 2012 are as follows:

 Deferred tax assets:

                   Federal and state net operating loss

$         30,944

                   Equity instruments issued for compensation

        -

             Total deferred tax assets

           30,944

                   Less valuation allowance

          (30,944)

                                           $          ====

Note 4 - Note Payable - Shareholder

On July 23, 2010, $5,000 was advanced to the Company by the majority shareholder.  The note bears interest at the rate of 8% per annum, is unsecured and there are no fixed terms of repayment.  The note can be converted to common stock at any time at a conversion price of $.007 per common share of stock.  As of October 31, 2012, there is no beneficial conversion, which would affect both the financial results and the dilutive earnings per share.

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

October 31, 2012

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

October 31, 2012

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

October 31, 2012

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

Note 8 – Subsequent Events

Management has evaluated subsequent events through December 12, 2012, the date the financial statements were available to be issued.  Management is not aware of any significant events that occurred since October 31, 2012 that would require disclosure.

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

Since our inception on July 23, 2010 through October 31, 2012, we have not generated any revenues and have incurred a net loss of $30,944.

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

In their report dated September 14, 2012 our registered public accounting firm stated that our financial statements for the year ended July 31, 2012 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to generate a profit, as we have experienced net operating losses since inception. Our continued net operating losses and our auditors’ doubts may hinder our ability to secure financing in the future and our efforts to continue as a going concern may not prove successful.

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

.

Item 3. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of October 31, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Mine Safety Disclosures

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

Date: December 12, 2012