Form 10-Q
period 2013-01-31
PDK ENERGY INC.
filed 2013-03-05
CIK 1497126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

The number of shares of Common Stock, 4,500,000 outstanding on was shares as of January 31, 2013.

Transitional Small Business Disclosure Format (check one): Yes  x No x

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Balance Sheets as of January 31, 2013 (unaudited) and July 31, 2012 (audited);
Statements of Operations for the three and six months January 31, 2013 and January 31, 2012

Statements of Cash Flows for the six months ended January 31, 2013, and for the Period from Inception (July 23,2010) to January 31, 2013 (unaudited);
Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim periods ended January 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	January 31,	July 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash	$ 81	$ 2,381
Prepaid and other	150	150

TOTAL ASSETS	$ 231	$ 2,531

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable	$ 6,394	$ 7,794
Notes payable-due to shareholder	5,600	5,000

TOTAL LIABILITIES	11,994	12,794

STOCKHOLDERS' EQUITY

Preferred shares, .01 par value, authorized - 1,000,000
Commons shares, .001 par value, authorized - 100,000,000
- issued and outstanding - 4,500,000 (July 31, 2012 - 4,500,000)	4,500	4,500

Additional paid in capital	15,596	15,596

Accumulated deficit during development stage	(31,859)	(30,359)

TOTAL STOCKHOLDERS' EQUITY	(11,763)	(10,263)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 231	$ 2,531

The accompanying notes are an integral part of these financial statements.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS		SIX MONTHS		From Inception
	ENDED JANUARY 31,		ENDED JANUARY 31,		July 23, 2010 to
	2013	2012	2013	2012	January 31, 2013

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES
General and administrative	815	9,277	1,300	15,463	30,815

Total Expenses	815	9,277	1,300	15,463	30,815

OTHER EXPENSES
Interest expense	100	100	200	200	1,044

NET INCOME(LOSS)	$ (915)	$ (9,377)	$ (1,500)	$ (15,663)	$ (31,859)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	4,500,000	3,487,504	4,500,000	3,487,504

NET INCOME(LOSS) PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS		From Inception
	ENDED JANUARY 31,		July 23, 2010 to
	2013	2012	January 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$ (1,500)	$ (15,663)	$ (31,859)
Adjustment to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Prepaid other	-	-	(150)
Accounts payable	(1,400)	2,400	6,394

Net cash used in operating activities	(2,900)	(13,263)	(25,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable-advances from officers	600	-	5,600
Issuance of common stock for cash	-	18,996	20,096

Net cash provided by financing activities	600	18,996	25,696

INCREASE (DECREASE) IN CASH	(2,300)	5,733	81

CASH, Beginning of period	2,381	3,371	-

CASH, End of period	$ 81	$ 9,104	$ 81

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

January 31, 2013

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

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. In the opinion of management, these interim financial statements include all of the adjustments necessary to make them not misleading. The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

January 31, 2013

(Unaudited)

Use of Estimates:

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depends on future events, the preparation of financial statements for any period necessarily involves the use of estimates and assumption an example being assumptions in valuation of stock options. Actual amounts may differ from these estimates. These financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies.

Net Loss Per Share:

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of January 31, 2013 and July 31, 2012, there were no common stock equivalents or options outstanding.

Stock-Based Compensation :

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

The Company may also issue restricted stock to consultants for various services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   The Company recognizes these service expenses and a

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

January 31, 2013

(Unaudited)

Stock-Based Compensation: (Continued)

corresponding increase to additional paid-in-capital related to stock issued for services.  When stock is issued as payment for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions.  If stock is issued in advance of service performance expense is recognized ratably over the requisite service period.

For the six months ended January 31, 2013 there was no issuance of equity ownership for services.  As of January 31, 2013 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation.

Beneficial conversion:

Equity instruments that contain a beneficial conversion feature are recorded as a deemed dividend to the holders of the convertible equity instruments. The deemed dividend associated with the beneficial conversion is calculated as the difference between the fair value of the underlying common stock less the proceeds that have been received for the equity instrument limited to the value received. The beneficial conversion amount is recorded as a deemed dividend or interest expense and an increase to additional paid-in-capital.

Related Parties:

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Commitments and Contingencies:

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of January 31, 2013 and July 31, 2012.

Share-based Expenses:

ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

January 31, 2013

(Unaudited)

Share-based Expenses: (Continued)

payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non- Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or

(b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were no share-based expenses for the periods ending January 31, 2013 and July 31, 2012.

Recently Implemented Standards:

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

January 31, 2013

(Unaudited)

Fair Value of Financial Instruments:

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

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable ~~,~~ and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, prepaid expenses, accounts payable and accrued expenses, note payable, and due to shareholder, approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any other assets or liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC 820.

Note 2 – Going Concern:

The Company recorded losses from continuing operations in the current period presented. Current liabilities exceed current assets, resulting in a negative net worth and accumulated deficits during the development stage. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

Management has revised its business strategy to include expansion into other lines of business. In conjunction with the anticipated new revenue streams, management is currently negotiating new debt and equity financing, the proceeds from which would be used to settle outstanding debts at more favorable terms, to finance operations, and to develop its business plans.

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

January 31, 2013

(Unaudited)

However, there can be no assurance that the Company will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Federal Income Taxes:

The Company accounts for income taxes under the asset and liability method, whereby deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components of the Company's deferred tax liabilities and assets as of January 31, 2013 are as follows:

 Deferred tax assets:

                   Federal and state net operating loss

$         31,859

                   Equity instruments issued for compensation

        -

             Total deferred tax assets

           31,859

                   Less valuation allowance

          (31,859)

                                           $          ====

Note 4 - Notes Payable – Due to Shareholder

On July 23, 2010, $5,000 was advanced to the Company by the majority shareholder.  The note bears interest at the rate of 8% per annum, is unsecured and there are no fixed terms of repayment.  The note can be converted to common stock at any time at a conversion price of $.007 per common share of stock.  As of January 31, 2013, there is no beneficial conversion, which would affect both the financial results and the dilutive earnings per share.

On December 12, 2012, a related individual advanced $600 to the Company.  The note bears interest at 12% per annum commencing February 10, 2013 and is convertible in common shares at $.01 per common share of stock.  As of January 31, 2013, there is no beneficial conversion, which would affect both the financial results and the dilutive earnings per share.

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

January 31, 2013

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

Note 7 – Recently Issued Accounting Pronouncements:

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

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

The term “Gogoplata” represents identification with the growing sport of mixed martial arts. A gogoplata is an aggressive finishing move in Brazilian jiu-jitsu which is one of the cornerstone disciplines of modern mixed martial arts.

Since our inception on July 23, 2010 through January 31, 2013, we have not generated any revenues and have incurred a net loss of $31,859.

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

We also expect to compete for distributors who will concentrate on marketing our products over those of our competitors, provide stable and reliable distribution, and secure adequate shelf-space in retail outlets. Competitive pressures in the alternative, energy, and functional beverage categories could cause our products to be unable to gain market share and we could experience price erosion, which could have a material adverse effect on our business and results.

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

Increased consumer awareness of health concerns regarding soft drinks may affect sales of our products.

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

Risks Relating to Our Organization

We are controlled by a principal stockholder

Eric Joffe, our majority shareholder, owns a significant percentage of our common stock and will be able to exercise significant influence over PDK’s affairs.

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

.

Item 3. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of January 31, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Mining Safety Disclosures.

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

Eric Joffe, President,

Chief Executive Officer

Chief Financial Officer

Date: March 5, 2013