Form 10-Q
period 2013-04-30
PDK ENERGY INC.
filed 2013-06-12
CIK 1497126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file 000-54569

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

The number of shares of Common Stock, 4,500,000 outstanding on was shares as of June 5, 2013.

Transitional Small Business Disclosure Format (check one): Yes      No X

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Balance Sheets as of April 30, 2013 (unaudited) and July 31, 2012 (audited);
Statements of Operations for the three and nine months ended April 30, 2013 and April 30, 2012 and from Inception(July 23, 2010) to April 30, 2013(unaudited)
Statement of Stockholders’ Deficit from Inception (July 23, 2010) April 30, 2013 (unaudited);
Statements of Cash Flows for the nine months ended April 30, 2013 and April 30, 2012, and for the Period from Inception (July 23, 2010) to April 30, 2013 (unaudited);
Notes to Financial Statements (unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim periods ended April 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	April 30,	July 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
CURRENT
Cash	$ 64	$ 2,381
Note receivable	150	150

TOTAL ASSETS	$ 214	$ 2,531

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$ 8,710	$ 7,794
Note payable - related party	600	-
Note payable - due to shareholder	5,000	5,000

TOTAL LIABILITIES	14,310	12,794

STOCKHOLDERS' EQUITY
Preferred shares, par value $.01, authorized - 1,000,000	-	-
Commons shares, par value $.001, authorized - 100,000,000
- issued and outstanding - 4,500,000 (July 31, 2012 - 4,500,000)	4,500	4,500

Additional paid in capital	15,596	15,596
Accumulated deficit during development stage	(34,192)	(30,359)

TOTAL STOCKHOLDERS' EQUITY	(14,096)	(10,263)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 214	$ 2,531

The accompanying notes are an integral part of these financial statements.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS		NINE MONTHS		From Inception
	ENDED APRIL 30,		ENDED APRIL 30,		July 23, 2010 to
	2013	2012	2013	2012	April 30, 2013

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES
General and administrative	2,217	2,560	3,517	18,023	33,032

Total Expenses	2,217	2,560	3,517	18,023	33,032

OTHER EXPENSES
Interest expense	116	100	316	300	1,160

NET INCOME(LOSS)	$ (2,333)	$ (2,660)	$ (3,833)	$ (18,323)	$ (34,192)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	4,500,000	4,500,000	4,500,000	3,506,027

NET INCOME(LOSS) PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM INCEPTION(JULY 23, 2010) TO APRIL 30, 2013

	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTALS

Balance - July 23, 2010	-	$ -	$ -	$ -	$ -

Issuance of shares for cash	2,500,000	2,500	(2,400)	-	100

Net loss - July 31, 2010	-	-	-	(2,250)	(2,250)

Balance - July 31, 2010(audited)	2,500,000	2,500	(2,400)	(2,250)	(2,150)

Shares issued for cash, May 16, 2011
at $.01 per share	100,000	100	900	-	1,000

Net loss - July 31, 2011	-	-	-	(2,773)	(2,773)

Balance - July 31, 2011(audited)	2,600,000	2,600	(1,500)	(5,023)	(3,923)

Shares issued for cash at $.01 per
share	1,900,000	1,900	17,096	-	18,996

Net loss - July 31, 2012	-	-	-	(25,336)	(25,336)

Balance - July 31, 2012(audited)	4,500,000	4,500	15,596	(30,359)	(10,263)

Net loss - April 30, 2013	-	-	-	(3,833)	(3,833)

Balance - April 30, 2013(unaudited)	4,500,000	$ 4,500	$ 15,596	$ (34,192)	$ (14,096)

The accompanying notes are an integral part of these financial statements.

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	NINE MONTHS		From Inception
	ENDED APRIL 30,		July 23, 2010 to
	2013	2012	April 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$ (3,833)	$ (18,323)	$ (34,192)
Adjustment to reconcile net loss to net cash
used in operating activities:	-	-	-
Changes in operating assets and liabilities:
Prepaid other	-	-	(150)
Accounts payable	916	2,600	8,710

Net cash used in operating activities	(2,917)	(15,723)	(25,632)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer	600	-	5,600
Issuance of common stock for cash	-	18,996	20,096

Net cash provided by financing activities	600	18,996	25,696

INCREASE (DECREASE) IN CASH	(2,317)	3,273	64

CASH, Beginning of period	2,381	3,371	-

CASH, End of period	$ 64	$ 6,644	$ 64

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

April 30, 2013

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

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2012 filed with the Securities and Exchange Commission on September 19, 2012.

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

April 30, 2013

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

For the nine months ended April 30, 2013 there was no issuance of equity ownership for services.  As of April 30, 2013 there was $0 of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation.

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

April 30, 2013

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

The carrying amounts reported in the balance sheets for cash, note receivable, accounts payable and accrued expenses, note payable, and due to shareholder, approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any other assets or liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC 820.

Note 2 – Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period from inception through April 30, 2013, the Company has had limited operations.  As of April 30, 2013, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to commence a commercially viable operation and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

April 30, 2013

(Unaudited)

Note 3 – Federal Income Taxes:

The Company accounts for income taxes under the asset and liability method, whereby deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  Currently the Company is open to IRS audits from date of inception year 2011 and 2012.

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components of the Company’s deferred  tax liabilities and assets as of April 30, 2013 are as follows:

 Deferred tax assets:

                   Federal and state net operating loss

             $         34,192

                   Equity instruments issued for compensation

                                -

             Total deferred tax assets

      34,192

                   Less valuation allowance

                       (34,192)

            $           ====

Note 4 – Note Payable – Shareholder

On July 23, 2010, $5,000 was advanced to the Company by the majority shareholder.  The note bears interest at the rate of 8% per annum, is unsecured and there are no fixed terms of repayment.  The note can be converted to common stock at any time at a conversion price of $.007 per common share of stock.  As of April 30, 2013, there is no beneficial conversion, which would affect both the financial results and the dilutive earnings per share.  If fully converted, 714,286 Shares would be issued to the Note’s holder and constitute 13.6 % of total shares outstanding.

Note 5 – Note Payable –Related Party:

On December 12, 2012, a related individual advanced $600 to the Company.  The note bears interest at 12% per annum commencing February 10, 2013 and is convertible in common shares at $.01 per share.  If fully converted, 60,000 Shares would be issued to the Note’s holder and constitute 1.2 % of total shares outstanding.

PDK ENERGY INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

April 30, 2013

(Unaudited)

Note 6 – Related Party Transaction:

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

Note 7 – Capital Equity:

The Company has two classes of stock:

1.

Preferred shares:  1,000,000 shares authorized, par value $.01.  Preferred shares have 100 votes per common stock equivalent.  There have been no preferred shares issued to date.

2.

Common shares:  100,000,000 shares authorized, par value $.001.  Each common share has 1 vote per share.  There have been 4,500,000 shares issued to date.

Note 8 – Financial Accounting Developments:

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Note 9 – Subsequent Events:

The Company has evaluated subsequent events through the date the financial statements were issued to assess the need for potential recognition or disclosure in this report.  Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•

increased competitive pressures from existing competitors and new entrants;

•

our ability to raise adequate working capital;

•

deterioration in general or regional economic conditions;

•

adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•

loss of customers or sales weakness;

•

inability to achieve sales levels or other operating results;

•

the unavailability of funds for capital expenditures; and

•

operational inefficiencies.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operations” in this document.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of PDK  CORP  for the period ended April 30, 2013, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations

contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by PDK ENERGY INC. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

(a)	an abrupt economic change resulting in an unexpected downturn in demand;
(b)	governmental restrictions or excessive taxes on land;
(c)	over-abundance of companies developing commercial properties to lease space or sell the developed building;
(d)	economic resources to support the development of our projects;

(e)	expansion plans, access to potential clients, and advances in technology; and
(f)	lack of working capital that could hinder the land acquisition for development of our projects.

Financial information provided in this Form 10-Q, for periods subsequent to April 30, 2013, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion, analysis of financial condition should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Our Business Overview

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

Since our inception on July 23, 2010 through April 30, 2013, we have not generated any revenues and have incurred a net loss of $34,192.

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

.

Results of Operations – Continuing Operations

Operating expenses were $2,217, $3,517, $2,560, and $18,023 for the three and nine months ended April 30, 2013 and 2012, respectively. The decrease was due to general and administration expenses decrease.

Liquidity & Capital Resources

The Company had cash of $64, and accumulated deficit of $34,192.

For the nine months ended April 30, 2013 and 2012, net cash used by operating activities was $2,917 and $15,723, respectively. During the nine months ended April 30, 2013 and 2012, there were no cash flows from investing activities and $600 and $ 18,996 of cash inflows from financing activities, resulting from advances from a current stockholder in purchases of Common Stock, respectively.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from our new operations, pay debt obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from new operations and raising additional funds from private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability.

Critical Accounting Policies and Estimates

The policies discussed below are considered by our management to be critical to an understanding of our financial statements because their application places the most significant demands on our management’s judgment, with financial reporting results relying on our estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described below. For these policies, our management cautions that future events rarely develop as forecasted, and that best estimates may routinely require adjustment.

The SEC has issued cautionary advice to elicit more precise disclosure about accounting policies management believes are most critical in portraying our financial results and in requiring management’s most difficult subjective or complex judgments.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments and estimates. On an ongoing basis, we evaluate our estimates, the most significant of which include establishing allowances for doubtful accounts and determining the recoverability of our long-lived tangible and intangible assets. The basis for our estimates are historical experience and various assumptions that are believed to be reasonable under the circumstances, given the available information at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from the amounts estimated and recorded in our financial statements.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Basis of Presentation. The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

Fair Value Instruments. The Company’s balance sheets include the following financial instruments: cash, assets and liabilities of discontinued operations, and notes payable to shareholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying value of the loan from stockholder approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

Income Taxes.

The Company accounts for income taxes under FASB Codification Topic 740 which requires use of the liability method. Topic 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. A valuation allowance may be applied against the net deferred tax due to the uncertainty of its ultimate realization.

Off-Balance Sheet Arrangements

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

(a) Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending April 30, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending April 30, 2013, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial report

.

 PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s 2012 Annual Report filed on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ending April 30, 2013, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

Exhibit number	Exhibit description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDK Energy Inc.

By:/s/ Eric Joffe

Eric Joffe, President,

Chief Executive Officer

Chief Financial Officer

Date: June 12, 2013