Form 10-Q/A
period 2013-04-30
PDK ENERGY INC.
filed 2013-07-03
CIK 1497126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

Amendment no. 1

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30 , 2013

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

10575 N. 114th Suite 103

Scottsdale, AZ, 85259

480-344-7770

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

The number of shares of Common Stock, outstanding as of May 28, 2013 was 4,500,000 shares ..

Transitional Small Business Disclosure Format (check one): Yes       No x

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Balance Sheets as of April 30, 2013 (unaudited) and July 31, 2012 (audited);
Statements of Operations for the Three months April 30, 2013 and July 31, 2012
Statement of Stockholders’ Deficit from Inception (May 16, 2007) April 30, 2013 (unaudited);
Statements of Cash Flows for the three months ended April 30, 2013, and for the Period from Inception (July 23,2010) to April 30, 2013 (unaudited);
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

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	April 30,	July 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
CURRENT
Cash	$ 64	$ 2,381
Note receivable	150	150

TOTAL ASSETS	$ 214	$ 2,531

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$ 8,260	$ 7,794
Note payable - related party	600	-
Note payable - due to shareholder	5,000	5,000

TOTAL LIABILITIES	13,860	12,794

STOCKHOLDERS' EQUITY
Preferred shares, no par value, authorized - 1,000,000	-	-
Commons shares, no par value, authorized - 100,000,000
- issued and outstanding - 4,500,000 (July 31, 2012 - 4,500,000)	4,500	4,500

Additional paid in capital	15,596	15,596
Accumulated deficit during development stage	(33,742)	(30,359)

TOTAL STOCKHOLDERS' EQUITY	(13,646)	(10,263)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 214	$ 2,531

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

	THREE MONTHS		NINE MONTHS		From Inception
	ENDED APRIL 30,		ENDED APRIL 30,		July 23, 2010 to
	2013	2012	2013	2012	April 30, 2013

REVENUE			$ -	$ -	$ -

EXPENSES
General and administrative	1,767	2,560	3,067	18,023	32,582

Total Expenses	1,767	2,560	3,067	18,023	32,582

OTHER EXPENSES
Interest expense	116	100	316	300	1,160

NET INCOME(LOSS)	$ (1,883)	$ (2,660)	$ (3,383)	$ (18,323)	$ (33,742)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING			4,500,000	3,506,027

NET INCOME(LOSS) PER SHARE			$ (0.00)	$ (0.01)

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM INCEPTION(JULY 23, 2010) TO APRIL 30, 2013
(UNAUDITED)

	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTALS

Balance - July 23, 2010	-	$ -	$ -	$ -	$ -

Issuance of shares for cash	2,500,000	2,500	(2,400)	-	100

Net loss - July 31, 2010	-	-	-	(2,250)	(2,250)

Balance - July 31, 2010(audited)	2,500,000	2,500	(2,400)	(2,250)	(2,150)

Shares issued for cash, May 16, 2011
at $.01 per share	100,000	100	900	-	1,000

Net loss - July 31, 2011	-	-	-	(2,773)	(2,773)

Balance - July 31, 2011(audited)	2,600,000	2,600	(1,500)	(5,023)	(3,923)

Shares issued for cash at $.01 per
share	1,900,000	1,900	17,096	-	18,996

Net loss - July 31, 2012	-	-	-	(25,336)	(25,336)

Balance - July 31, 2012(audited)	4,500,000	4,500	15,596	(30,359)	(10,263)

Net loss - April 30, 2013	-	-	-	(3,383)	(3,383)

Balance - April 30, 2013	4,500,000	$ 4,500.0	$ 15,596.0	$ (33,742.0)	$ (13,646.0)

PDK ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS		From Inception
	ENDED APRIL 30,		July 23, 2010 to
	2013	2012	April 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$ (3,383)	$ (18,323)	$ (33,742)
Adjustment to reconcile net loss to net cash
used in operating activities:		-	-
Changes in operating assets and liabilities:
Prepaid other	-	-	(150)
Accounts payable	466	2,600	8,260

Net cash used in operating activities	(2,917)	(15,723)	(25,632)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer	600	-	5,600
Issuance of common stock for cash	-	18,996	20,096

Net cash provided by financing activities	600	18,996	25,696

INCREASE (DECREASE) IN CASH	(2,317)	3,273	64

CASH, Beginning of period	2,381	3,371	-

CASH, End of period	64	$ 6,644	$ 64

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

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

For the nine months ended April 30, 2013 there was no issuance of equity ownership for services.  As of April 30, 2013 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation.

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

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components of the Company's deferred tax liabilities and assets as of April 30, 2013 are as follows:

Deferred tax assets:
Federal and state net operating loss	$ 33,742
Equity instruments issued for compensation	-
Total deferred tax assets	33,742
Less valuation allowance	(33,742)

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

Note 5 – Note Payable -Related Party:

On December 12, 2012, a related individual advanced $600 to the Company.  The note bears interest at 12% per annum commencing February 10, 2013 and is convertible in common shares at $.001 per share.

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

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by PDK CORP . For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

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

Since our inception on July 23, 2010 through April 30, 2013, we have not generated any revenues and have incurred a net loss of $33,742

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

Results of Operations – Continuing Operations

Operating expenses were $1,767 and $2,560 for the three months ended April 30, 2013 and 2012, respectively. The decrease was due to general and administration expenses decrease.

Liquidity & Capital Resources

The Company had cash of $64, and accumulated deficit of $33,742

For the three months ended April 30, 2013, net cash used by operating activities was $2,917. During the three months ended April 30, 2013, there were no cash flows from investing activities and $600 of cash flows from financing activities, resulting from advances from a current stockholder.

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

Reclassification of Discontinued Operations

In accordance with the rules regarding the presentation of discontinued operations the assets, liabilities and activity of the leasing business have been reclassified as a discontinued operation for all periods presented.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending April 30, 2013, the Company did not issue any unregistered shares of its common stock.

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

PDK Energy Inc.

By:/s/ Cameron Robb

Cameron Robb , President,

Chief Executive Officer

Chief Financial Officer

Date: July 3, 2013